Form 10QSB
period 1996-06-30
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1996-08-14
CIK 877937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB


(Mark One)

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1996
                               ------------


 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to________________

Commission file number 1-11236

                      XEROGRAPHIC LASER IMAGES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                         51-0319174
- ----------------------------- ------------------------------------
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)

101 Billerica Avenue, 5 Billerica Park,
         North Billerica, MA                            01862
         -------------------                          ----------
(Address of principal executive offices)              (Zip Code)

                                 (508) 670-5999
              ---------------------------------------------------
              (Registrant's telephone number, including area code)






Transitional Small Business Disclosure Format:
    Yes ____ No__X__




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO








       As of the close of business on August 7, 1996, there were 1,683,647 shares outstanding of the issuer's Common Stock, $.01 par value, and 315,238 shares of Series A Convertible Preferred Stock, $.01 par value per share.











                      XEROGRAPHIC LASER IMAGES CORPORATION

                                      INDEX



                                                                        PAGES
PART I       FINANCIAL INFORMATION

  Item 1     Financial Statements

             Balance Sheets as of June 30,1996
              (unaudited) and December 31, 1995                          4

             Statements of Operations for the six and three
              month periods ended June 30,1996 and
              1995 (unaudited)                                           5

             Statements of Cash Flows for the six and three month
              periods ended June 30,1996 and 1995
              (unaudited)                                                6

             Notes to Financial Statements
              (unaudited)                                                7-8

  Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  9-10



PART II   OTHER INFORMATION

  Item 1  Legal Proceedings
  Item 2  Changes in Securities
  Item 3  Defaults Upon Senior Securities
  Item 4  Submission of Matters to a Vote of Security-Holders
  Item 5  Other Information
  Item 6  Exhibits and Reports on Form 8-K                               11


Signatures                                                               12










                      XEROGRAPHIC LASER IMAGES CORPORATION
                                 Balance Sheets


                                                                      June 30,             December 31,
                                                                        1996                   1995
                                                                    ------------          ------------
                                                                    (unaudited)
                             ASSETS
                           ===========
 Current assets:
    Cash                                                            $      4,249          $         -
    Accounts receivable, less allowance for
     doubtful accounts of $5,000 in 1996 and
     $14,033 in 1995                                                      15,436               279,271
    Finished goods inventory                                              56,921                55,181
    Other current assets                                                   2,500                 3,250
                                                                    ------------          ------------
            Total current assets                                          79,106               337,702
                                                                    ------------          ------------

 Property and equipment, net                                              53,975                68,512
 Other assets                                                             10,510                12,651
                                                                    ------------          ------------

         Total  assets                                              $    143,591          $    418,865
                                                                         =======               =======
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    =======================================================

 Current liabilities:
      Notes payable                                                 $     20,500          $    101,000
      Cash overdraft                                                          -                  1,432
      Accounts payable                                                   506,498               439,228
      Accrued expenses                                                   111,268               220,694
      Accrued severance costs                                             98,676               103,634
      Current portion of capital lease obligations                         6,510                12,161
                                                                    ------------          ------------
            Total current liabilities                                    743,452               878,149
                                                                    ------------          ------------

 Capital lease obligations                                                28,639                28,639
 Subordinated notes payable                                              283,688                    -
 Accrued severance costs                                                  37,331                69,474
                                                                    ------------          ------------
            Total liabilities                                          1,093,110               976,262
                                                                    ------------          ------------




 Stockholders' equity (deficit)
   Series A Preferred stock, $.01 par value; authorized 1,000,000 shares;  315,238 issued and outstanding at
      June 30, 1996 and December 31, 1995.                                 3,152                 3,152
   Common stock, $.01 par value; 30,000,000 shares authorized:
     1,683,647 issued and outstanding at June 30,1996
     and 1,338,647 outstanding at December 31, 1995.                      16,836                13,386
   Additional paid- in capital                                         8,423,428             8,423,428
   Accumlated deficit                                                 (9,392,935)           (8,997,363)
                                                                    ------------          ------------
      Total stockholders' equity (deficit)                              (949,519)             (557,397)
                                                                    ------------          ------------

        Total liabilities and stockholders' equity (deficit)       $     143,591         $     418,865
                                                                    ============          ============


 The accompanying notes are an integral part of the financial statements.









                      XEROGRAPHIC LASER IMAGES CORPORATION
                            Statements of Operations






                                                       Three Months Ended                           Six Months Ended
                                             ------------------------------------          --------------------------------
                                               June 30, 1996        June 30,1995             June 30,1996      June 30,1995
                                               -------------        ------------             ------------      ------------
                                                (unaudited)         (unaudited)               (unaudited)      (unaudited)

Product revenues                               $      49,130     $    101,729               $    108,841      $    206,039
Contract and license revenues                                         200,000                     25,000           250,000
                                                -------------     ------------               ------------      ------------
   Total revenues                                     49,130          301,729                    133,841           456,039
                                                -------------     ------------               ------------      ------------

Cost and expenses:
   Product costs of revenues                          34,315          142,487                     72,076           241,593
   Research and development                           87,283          101,772                    157,766           177,801
   Selling and marketing                               7,073           21,399                     19,863            41,297
   General and administrative                        167,103          122,456                    268,519           221,383
                                                -------------     ------------               ------------      ------------
                 Total cost and expenses             295,774          388,114                    518,224           682,074
                                                -------------     ------------               ------------      ------------
Loss from operations                                (246,644)         (86,385)                  (384,383)         (226,035)
                                                -------------     ------------               ------------      ------------

Net interest expense                                   5,361            5,532                     11,189            12,600

Net loss                                       $    (252,005)    $    (91,917)              $   (395,572)     $   (238,635)
                                                -------------     ------------               ------------      ------------

Net loss per common share                      $       (0.18)    $      (0.08)              $      (0.29)     $      (0.22)
                                                =============     ============               ============      ============
Weighted average common and common
         equivalent shares outstanding             1,396,146        1,088,647                  1,367,396         1,088,647






The accompanying notes are an integral part of the financial statements.






                      XEROGRAPHIC LASER IMAGES CORPORATION
                            Statements of Cash Flows


                                                   Six Months Ended      Six Months Ended
                                                      June 30,1996        June 30,1995
                                                      (unaudited)           (unaudited)
                                                    ---------------     ------------------

Cash flows from operating activities:
 Net loss                                             $ (395,572)          $ (238,635)
 Adjustments to reconcile net loss to net cash
 Used in operating activities:
 Depreciation and amortization                            14,537               22,853
 Inventory reserve                                            -                80,000
 Issuance of common stock for services rendered            3,450
 (Increase) decrease:
    Accounts receivable                                  263,835               29,978
    Inventory                                             (1,740)              61,205
    Other  assets                                          2,891               (2,500)
  Increase (decrease):
    Accounts payable                                      67,270              129,904
    Accrued expenses                                     (95,738)              30,381
    Accrued severance costs                              (37,101)             (71,751)
                                                       ----------          -----------
Net cash used in operating activities                   (178,168)              41,435
                                                       ----------          -----------


Cash flows from financing activities:
  Cash overdraft                                          (1,432)                -
  Proceeds from issuance of Subordinated Notes           195,000                 -
  Payments of notes payable                               (5,500)             (40,000)
  Payments under capital lease obligations                (5,651)             (49,149)
                                                       ----------          -----------
Net cash provided (used in investing activities)         182,417              (89,149)
                                                       ----------          -----------

Net increase (decrease) in cash                            4,249              (47,714)
Cash at beginning of period                                   -                75,874
                                                       ----------          -----------
Cash at end of period                                 $    4,249          $    28,160
                                                       ==========          ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $   17,281          $    12,600


The accompanying notes are an integral part of the financial statements.






                      XEROGRAPHIC LASER IMAGES CORPORATION

                          Notes to Financial Statements

                                  June 30,1996



1.  Nature of Business and Basis of Presentation
    --------------------------------------------

       Xerographic Laser Images plans to continue to move from being a provider of board products to that of a technology provider primarily to large OEMs through ASIC, VHDL and software products. Monochrome and color enhancement technology continues to be the key focus for the Company. This technology is applicable for the printer OEM market which has been the traditional focus for the Company. However, attention is now also being placed on the broader display market including flat panel, CRT and television enhancement. The Company's color enhancement technology has been named ColorSharp TM and was introduced with a press announcement in June during the PC Expo show in New York. XLI's grayscale enhancement technology also continues to be improved with the introduction of "1-bit Grayscale" technology being implemented in current enhancement VHDL modules and ASICs for the printer OEMs. This technology provides gray scale enhancement while minimizing the memory and performance requirements of the printer controller. Two ASIC chips will be marketed in 1996, MFIP and Superchip, for the laser desk top printer and multi-function market. These were conceived and designed by XLI's core technical group; put into VHDL (a computer design language for integrated circuits), and then will be put into final chip layout and manufactured by Samsung. Samsung has paid for the entire process and, in return, can use the chips in its own products royalty-free, while XLI can sell the chip to all other manufacturers worldwide. XLI has contracted to provide its technology to Pipeline for incorporation into certain Pipeline Associates products. XLI hopes to enter into additional corporate alliances, and provide ASIC and board products to its own customer base. ASIC development and licensing/royalty agreements are, by nature, long term investments, therefore placing a burden on short term cash flow and placing the Company in a tenuous position. For the six months ending June 30, 1996, the Company had negative cash flow from operations of $191,856.

       Despite the progress made in maintaining current expense levels and the potential revenue to be generated pursuant to the co-development agreements with OEMs, some risk remains concerning the Company's ability to continue as an independent going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. At present, the Company is exploring several promising funding opportunities.

       The information furnished has been prepared from the Company's accounts without audit. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Xerographic


                                        7





Laser Images Corporation's most recent Annual Report on Form 10-KSB for the year ended December 31, 1995 for a summary of significant accounting policies.

      Net Loss Per Common Share
      -------------------------

       Net loss per share is computed based upon the weighted average number of common shares outstanding. Common share equivalents are not included in the per share calculations as the effect of their inclusion



2. Management's Discussion and Analysis of Financial Condition and Results
   -----------------------------------------------------------------------
of Operations
- -------------

RESULTS OF OPERATIONS

       XLI plans to continue to move from being a provider of board products to that of a technology provider primarily to large OEMs through ASIC, VHDL and software products.

       The  Company's  strategy  is to  develop  core ideas  derived  from XLI's
current  technology,   then  design  products   incorporating  these  ideas  for
production in collaboration with strategic partners.

       Revenues for the second quarter of 1996, which ended June 30, 1996 were $49,130, a decrease of approximately 84% from 1995's second quarter revenues of $301,729. Revenues for the six-month period ended June 30, 1996 were $133,841, a decrease of approximately 70% from the $456,039 of revenue recorded for the six months ended June 30, 1995. The Company received $200,000 in Contract and License fees from Samsung in the second quarter of 1995 and none in 1996.

       The Company recorded a net loss of $252,005 for the second quarter of 1996 as compared to a net loss of $91,917 for the same period in 1995. The increase loss is attributable to the absence of Contract and License fees in the second quarter and reduced board sales.

       The Company's gross margin on product sales was 30% for the second quarter of fiscal year 1996 compared to 53% for the same period in 1995. The gross margin for the six months ended June 30, 1996 was 46% compared to 47% for the same period in 1995.

       Research and development costs for the three-month period ended June 30, 1996 were $87,283 or approximately 178% of revenues as compared to $101,772, or approximately 34% of revenues for the second quarter of 1995. Research and development costs for the six months ended June 30, 1996 were $157,766, as compared to for the same period in 1995 $177,801. The Company's engineering emphasis will continue to be on the development of ASICs incorporating the Company's proprietary high resolution technology for the OEM market and for its own board products.

       Selling and marketing expenses for the three-month period ended June 30, 1996 were $7,073 or approximately 14% of revenues as compared to $21,399 or approximately 7% of revenues for the three-month period ended June 30, 1995. Selling and marketing expenses for the six months ended June 30, 1996 were $19,863, a decrease from $41,297 for the same period in 1995. The decrease of $21,434 is attributed to a reduction in board sales and the form of compensation and commissions on sales. The Company will promote its board products primarily through telemarketing and its ASIC technology through third party partnerships.

       General and administrative expenses for the three-month period ended June 30, 1996 were $167,103 or approximately 340% of revenues as compared to $122,456 or approximately 41% of revenues for the three-month period ended June 30, 1995. The increase of $44,647 is primarily attributed to a charge related to Korean Income Taxes withheld on the Samsung Contract over the amount reserved at December 1995.


LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1996 the Company had current assets of $79,106 and current liabilities of $1,027,140.

       At June 30, 1996, the Company had $4,249 in cash.

       During this period, the Company has continued its policy to issue stock to its Directors for serving on its Board and has also made stock awards to certain key employees for accepting less than the normal compensation for their services.

       In March 1996, the Company commenced a limited private offering to accredited investors of subordinated nonrecourse promissory notes in an aggregate principal amount of up to $500,000. In addition to a note, each subscriber shall receive a five year warrant to purchase two shares of the Company's Common Stock at an exercise price of $.01 per share for each dollar invested. Principal and interest will be repaid, if at all, solely from the Company's pre-tax earnings for each of the five fiscal years commencing with the fiscal year ending December 31, 1996. Payments, if any, will be made annually to the holders of the notes within thirty days after the Company files its Form 10-KSB or its then equivalent form with the Securities and Exchange Commission. Such annual payments shall not exceed, in the aggregate, based on the actual funds raised, 14% of the Company's pre-tax earnings, and shall not exceed over the five year term of the notes, three times the principal amount of the notes. The offering closed on May 31, 1996 and the Company raised a total of $283,688. Included in this amount was $13,698 of accrued interest and $75,000 of outstanding debt that were converted into the new notes and warrants.

       In addition to the above offering the Company will require additional cash to fund its working capital needs and research and development efforts and is currently investigating additional financing alternatives.

       In April 1996, the Company received notice from Samsung Electronics that $104,812.50 was withheld from the final payment on the April 1995 contract due to payment of Korean Income Taxes. The Company has consulted with its advisors and believes that the withholding was inappropriate based upon their interpretation of Korean tax laws. The Company has engaged the services of the Korean affiliate of a U.S. accounting firm in order to petition the Korean Government for a refund on the Company's behalf. The success of this petition can not be determined at this time.


                            PART II OTHER INFORMATION



Item 1.    Legal Proceedings

     The Company is not currently involved in any legal proceedings.

Item 2.    Changes in Securities

     Not Applicable

Item 3.    Defaults Upon Senior Securities.

     Not Applicable.

Item 4.    Submission of Matters to a Vote of Security-Holders.

     No matters were submitted to a vote of security-holders during the period covered by this report.

Item 5.    Other Information.

     Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

      (a)   There are no exhibits required to be filed herewith.

      (b) There were no reports on Form 8-K filed by the Company during the period reported on in this Report on Form 10-QSB.





                                   Signatures








       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     Xerographic Laser Images Corporation
                                     ------------------------------------
                                                   (Company)



Date:                     By:
    -------------------     ----------------------------------------------
                            James L. Salerno, Principal Financial and
                             Accounting Officer










