Form 10-Q
period 1996-09-30
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1996-11-07
CIK 877937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1996



 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 1-11236
                       -------

                      XEROGRAPHIC LASER IMAGES CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       51-0319174
----------------------------                 -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or
organization)


101 Billerica Avenue, 5 Billerica Park,
---------------------------------------
         North Billerica, MA                                             01862
         -------------------                                           ---------
(Address of principal executive offices)                              (Zip Code)

                                 (508) 670-5999
              ----------------------------------------------------
              (Registrant's telephone number, including area code)






Transitional Small Business Disclosure Format:
    Yes ____ No__X__




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES__X__ NO____





         As of the close of business on October 10, 1996, there were 1,778,647 shares outstanding of the issuer's Common Stock, $.01 par value, and 315,238 shares of Series A Convertible Preferred Stock, $.01 par value per share.







                      XEROGRAPHIC LASER IMAGES CORPORATION

                                      INDEX



                                                                         PAGES
PART I            FINANCIAL INFORMATION

  Item 1          Financial Statements

                  Balance Sheets as of September 30,1996
                   (unaudited) and December 31, 1995                       4

                  Statements of Operations for the nine and three
                    month periods ended September 30,1996 and
                               1995 (unaudited)                            5

                  Statements of Cash Flows for the nine and three month
                    periods ended September 30,1996 and 1995
                    (unaudited)                                            6

                  Notes to Financial Statements
                    (unaudited)                                            7

  Item 2          Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               8-9



PART II   OTHER INFORMATION

  Item 1  Legal Proceedings
  Item 2  Changes in Securities
  Item 3  Defaults Upon Senior Securities
  Item 4  Submission of Matters to a Vote of Security-Holders
  Item 5  Other Information
  Item 6  Exhibits and Reports on Form 8-K                                10


Signatures                                                                11





                      XEROGRAPHIC LASER IMAGES CORPORATION

                                 Balance Sheets

                                                                                  September 30,        December 31,
                                                                                      1996                 1995
                                                                                   (unaudited)
                           ASSETS
Current assets:
   Cash                                                                          $    11,961          $         -
   Accounts receivable, less allowance for
      doubtful accounts of $5,000 in 1996 and
      $14,033 in 1995                                                                156,021              279,271
   Finished goods inventory                                                           46,027               55,181
   Other current assets                                                                2,500                3,250
           Total current assets                                                      216,509              337,702

Property and equipment, net                                                           45,253               68,512
Other assets                                                                           9,224               12,651

           Total  assets                                                         $   270,986          $   418,865

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Notes payable                                                               $    20,500          $   101,000
     Cash overdraft                                                                        -                1,432
     Accounts payable                                                                528,430              439,228
     Accrued expenses                                                                219,828              220,694
     Accrued severance costs                                                          89,182              103,634
     Current portion of capital lease obligations                                      6,510               12,161
           Total current liabilities                                                 864,450              878,149

Capital lease obligations                                                             25,062               28,639
Subordinated notes payable                                                           283,688                    -
Accrued severance costs                                                               29,813               69,474
           Total liabilities                                                       1,203,013              976,262




Stockholders' equity (deficit)
    SeriesA  Preferred  stock,  $.01 par  value;  authorized  1,000,000  shares;
          315,238 issued and outstanding at
          September 30, 1996 and December 31, 1995.                                    3,152                3,152
    Common stock, $.01 par value; 30,000,000 shares authorized:
          1,778,647 issued and outstanding at September 30,1996
         and  1,338,647  outstanding at December 31, 1995.                            17,786               13,386
     Additional paid- in capital                                                   8,434,353            8,423,428
     Accumlated deficit                                                           (9,387,318)          (8,997,363)
           Total stockholders' equity (deficit)                                     (932,027)            (557,397)

             Total liabilities and stockholders' equity (deficit)                $   270,986          $   418,865


The accompanying notes are an integral part of the financial statements.




                      XEROGRAPHIC LASER IMAGES CORPORATION

                            Statements of Operations
                                   (unaudited)





                                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                                           --------------------------------      --------------------------------
                                                                 1996             1995                1996               1995


Product revenues                                          $     57,654     $     95,436             166,495     $      301,475
Contract and license revenues                                  225,000          200,000             250,000            450,000
   Total revenues                                              282,654          295,436             416,495            751,475

Cost and expenses:
   Product costs of revenues                                    33,319           69,432             105,395            311,025
   Research and development                                     90,701           90,727             248,467            268,528
   Selling and marketing                                        13,518           37,822              33,381             79,119
   General and administrative                                  122,693           85,586             391,212            306,969
                 Total cost and expenses                       260,231          283,567             778,455            965,641
Profit  (Loss) from operations                                  22,423           11,869            (361,960)          (214,166)

Other income (expense)
     Net interest expense                                      (17,132)          (8,221)            (29,821)           (20,821)
    Other income                                                   326            2,320               1,826              2,320
Total other expense                                            (16,806)          (5,901)            (27,995)           (18,501)

Net Income(Loss)                                          $      5,617     $      5,968       $    (389,955)    $     (232,667)

Net  income(loss) per common share                        $       0.00     $       0.00       $       (0.26)    $        (0.19)

Weighted average common and common
         equivalent shares outstanding                       1,778,647        1,338,646           1,493,925          1,227,536




The accompanying notes are an integral part of the financial statements.





                      XEROGRAPHIC LASER IMAGES CORPORATION

                            Statements of Cash Flows


                                                            Nine Months Ended           Nine Months Ended
                                                            September130,1996           September 30,1995
                                                                (unaudited)                 (unaudited)


Cash flows from operating activities:
   Net loss                                                $      (389,955)          $          (232,667)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
   Issuance of common stock for services rended                     15,325
   (Increase) decrease:
       Accounts receivable                                         123,250                        39,814
       Inventory                                                     9,154                       121,309
       Other  assets                                                 4,177                       (15,144)
    Increase (decrease):
      Accounts payable                                              89,202                        81,492
      Accrued expenses                                              12,822                        17,262
      Accrued severance costs                                      (54,113)                      (94,103)
      Depreciation and amortization                                 23,259                        34,279
Net cash used in operating activities                             (166,879)                      (47,758)


Cash flows from financing activities:
   Cash overdraft                                                   (1,432)
    Procceds from issuance of Subordinated Notes                   195,000
    Payments of notes payable                                       (5,500)                      (15,000)
   Payments under capital lease obligations                         (9,228)
Net cash provided by financing activities                          178,840                       (15,000)

Net increase (decrease) in cash                                     11,961                       (62,758)
Cash at beginning of period                                              -                        75,874
Cash at end of period                                      $        11,961           $            13,116

Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $        22,003           $            20,821




The accompanying notes are an integral part of the financial statements.




                      XEROGRAPHIC LASER IMAGES CORPORATION

                          Notes to Financial Statements

                                September 30,1996



1.  Nature of Business and Basis of Presentation

     Xerographic Laser Images plans to continue to move from being a provider of board products to that of a technology provider primarily to large OEMs through ASIC, VHDL and software products. Monochrome and color enhancement technology continues to be the key focus of the Company. XLI's "1-bit Grayscale" enhancement technology is being implemented in current VHDL modules and ASICs for the printer OEMs. This technology provides gray scale enhancement while minimizing the memory and performance requirements of the printer controller. A patent application was filed during the quarter focused on both monochrome and color edge enhancement. XLI hopes to enter into additional corporate alliances, and provide ASIC and board products to its own customer base. ASIC development and licensing/royalty agreements are, by nature, long term investments, therefore placing a burden on short term cash flow and placing the Company in a tenuous position. For the nine months ending September 30, 1996, the Company had negative cash flow from operations of $166,879.

     Despite the progress made in maintaining current expense levels and the potential revenue to be generated pursuant to the co-development agreements with OEMs, significant risk remains concerning the Company's ability to continue as an independent going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. At present, the Company is exploring several funding opportunities.

         The information furnished has been prepared from the Company's accounts without audit. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results are reflected in the accompanying financial statements. Reference should be made to Xerographic Laser Images Corporation's most recent Annual Report on Form 10-KSB for the year ended December 31, 1995 for a summary of significant accounting policies.

    Net Loss Per Common Share
    -------------------------

         Net loss per share is computed based upon the weighted average number of common shares outstanding.



   2. Management's Discussion and Analysis of Financial Condition and Results
     -----------------------------------------------------------------------
     of Operations
     -------------

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

         XLI has signed a second agreement with Pipeline Associates which includes the development of "Superchip" (XLI's next generation enhancement ASIC) with a Taiwan foundry, at no cost to XLI. Both XLI and Pipeline have the rights to sell this ASIC into the printer marketplace with XLI receiving a per unit royalty from any such sales. XLI has also signed a VHDL agreement with a Japanese company that includes up-front and royalty fees for the rights to develop their own enhancement ASIC for their end user products only. A display scaling/enhancement technology agreement was signed with Samsung Electronics giving the rights to Samsung to incorporate XLI technology into future Samsung display products. This agreement included upfront and milestone payments tied to specific technology deliverables. Samsung also signed an additional printer enhancement agreement with XLI for the rights to use XLI's "Superchip" enhancement technology in Samsung's ASIC.

         Revenues for the third quarter of 1996, which ended September 30, 1996 were $282,654, a decrease of approximately 4% from 1995's third quarter revenues of $295,436. Revenues for the nine-month period ended September 30, 1996 were $416,495, a decrease of approximately 45% from the $751,475 of revenue recorded for the nine months ended September 30, 1995. The Company received $225,000 in Contract and License fees from Samsung in the third quarter of 1996 and $200,000 in 1995 and Contract and License fees for the nine months ended September 30, 1996 was $250,000 compared to $450,00 for the same period in 1995.

         The Company recorded a net profit of $5,617 for the third quarter of 1996 as compared to a net profit of $5,968 for the same period in 1995.

         The Company's gross margin on product sales was 42% for the third quarter of fiscal year 1996 compared to 27% for the same period in 1995. The gross margin for the nine months ended September 30, 1996 was 37% compared to a negative 3% in 1995 due to inventory write-offs in 1995.


         Research and development costs for the three-month period ended September 30, 1996 were $90,701 or approximately 32% of revenues as compared to $90,727, or approximately 31% of revenues for the third quarter of 1995. Research and development costs for the nine months ended



September 30, 1996 were $248,467, as compared to $268,528 for the same period in 1995. The Company anticipates that its engineering emphasis will continue to be on the development of ASICs incorporating the Company's proprietary high resolution technology for the OEM market and for its own board products.

         Selling and marketing expenses for the three-month period ended September 30, 1996 were $13,518 or approximately 5% of revenues as compared to $37,822 or approximately 13% of revenues for the three-month period ended September 30, 1995. Selling and marketing expenses for the nine months ended September 30, 1996 were $33,381, as compared to $79,119 for the same period in 1995. The decrease of $45,738 is attributed to a reduction in board sales and the corresponding decrease in commissions on sales. In the future, the Company intends to market and sell its board products primarily through telemarketing and its ASIC technology through third party partnerships.

         General and administrative expenses for the three-month period ended September 30, 1996 were $122,693 or approximately 43% of revenues as compared to $85,586 or approximately 29% of revenues for the three-month period ended September 30, 1995. General and administrative expenses for nine months ended September 30,1996 were $391,212, as compared to the same period in 1995 was $306,969. The increase of $84,243 is primarily attributed to a charge related to Korean Income Taxes withheld on the Samsung Contract over the amount reserved at December 1995.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996 the Company had current assets of $216,509 and current liabilities of $864,450.

         At September 30, 1996, the Company had $11,961 in cash.

         During this period, the Company has continued its policy of issuing stock to certain key employees for accepting less cash compensation than they are entitled to based on their experience and knowledge.

         The Company requires additional cash to fund its working capital needs and research and development efforts and is currently investigating additional financing alternatives. There can be no assurance that the Company will be able to obtain additional funding on reasonable terms, if at all.

         In April 1996, the Company received notice from Samsung Electronics that $104,812.50 was withheld from the final payment on the April 1995 contract due to payment of Korean Income Taxes. The Company has consulted with its advisors and believes that the withholding was inappropriate based upon their interpretation of Korean tax laws. The Company has engaged the services of the Korean affiliate of a U.S. accounting firm to petition the Korean Government for a refund on the Company's behalf. The potential success of this petition can not be determined at this time.



                            PART II OTHER INFORMATION



Item 1.      Legal Proceedings

        The Company is not currently involved in any material legal proceedings.

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




                                     Xerographic Laser Images Corporation
                                     ------------------------------------
                                                  (Company)



Date: November 5, 1996              By:/s/ James L. Salerno
     -----------------                 ----------------------------------
                                       James L. Salerno, Principal Financial and
                                       Accounting Officer





