Form 10KSB
period 1996-12-31
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1997-03-19
CIK 877937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1996


                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              ------------

Commission file number 1-11236

                      XEROGRAPHIC LASER IMAGES CORPORATION
                 (Name of Small Business Issuer in Its charter)

          Delaware                                51-0319174
----------------------------          ------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

101 Billerica Avenue, 5 Billerica Park
         North Billerica, MA                                      01862
         -------------------                                    ---------
(Address of principal executive offices)                        (Zip Code)

                                 (508) 670-5999
               --------------------------------------------------
              (Registrant's telephone number, including area code)

 Securities registered under Section 12 (b) of the Exchange Act:

                           Not Applicable


Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $.01 par value
Redeemable Common Stock Purchase Warrants
Series A Convertible Preferred Stock, $.01 par value
Class A Redeemable Common Stock Purchase Warrants

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days. (1) Yes X  No   (2) Yes X  No
             ---   ---       ---   ---








      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         The issuer's revenues for its fiscal year ended December 31, 1996 were $898,618.

         As of March 12, 1997, 1,778,646 shares of Common Stock, $.01 par value per share, and 315,238 shares of Series A Preferred Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common and Series A Convertible Preferred Stock, based upon the average of the bid and ask prices for such stock on that date, were approximately $83,830 and $3,102 respectively.








ITEM 1. DESCRIPTION OF BUSINESS



General

Founded in 1989, Xerographic Laser Images Corporation ("XLI" or the "Company") designs, develops and markets high-performance hardware and software products primarily for the desktop image processing market. XLI's mission is to be a leading provider of high technology products for printers, digital copiers, scanners, multi-function devices, and fax systems.

XLI's proprietary precision dot positioning technology enables high-quality text, line-art graphics and photographic images to be generated at low costs and high speeds using standard and inexpensive printing devices.
The Company's technology is used in the following applications:

      o High quality text and line art edge enhancement
      o Life-like  photographs with gray scale rendition
      o Digital copier functions o Hi-Definition Fax
      o High Quality Color Images on  inexpensive  color laser  printers
      o Product solutions for both laser and inkjet print engines
      o High performance image enhancement and modulation for demand printing applications
      o Application Specific Integrated Circuits (ASIC) and Core Modules to meet customer requirements and costs



PRODUCTS

The Company provides its proprietary precision dot positioning technology in the form of Application Specific Integrated Circuits ("ASICs") and VHDL Core Modules (design modules that can be used by Company's customers to develop their own ASICs that incorporate multiple applications, including the Company's). These ASICs are incorporated by the Company's customers into controller boards that are imbedded into the printing device as an integral component.



ASIC & VHDL Developments

The Company's initial ASIC co-developed with Samsung Electronics as part of a 1995 development agreement, was completed in early 1996. This ASIC is appropriate for both printer and multi-function applications. As part of it's agreement with Samsung, XLI retained the right to sell this ASIC in the market. A second agreement has been reached with Samsung to develop the next generation ASIC using the latest XLI enhancement technology. The first ASIC using this latest XLI technology is expected to be available for sale in the second or third quarter of 1997.

The Company entered into two licensing and royalty agreements with Pipeline Associates, Inc. in 1996. The first agreement allows Pipeline to incorporate XLI enhancement technology into certain Pipeline product offerings. The second agreement is a co-development agreement for a new "Superchip" for anticipated release in 1997. Both Pipeline and XLI will have the right to market this ASIC with XLI receiving royalty payments on Pipeline sales.

In late 1996, XLI and Xionics Document Technologies, Inc., entered into a licensing and royalty agreement pursuant to which Xionics may incorporate XLI technology into certain Xionics product offerings. Xionics is a controller design supplier to the OEM printer market. Also in late 1996 XLI reached a licensing and royalty agreement with a Japanese printer manufacturer to supply the Company's technology in the form of VHDL for incorporation into a custom ASIC.

The licensing of XLI enhancement technology in the form of ASICs and VHDL core modules is expected to be the major development and sales focus for the Company for the foreseeable future.

Laserpix and Photojet Boards

The Company's Laserpix and Photojet board products are sold primarily through Value Added Resellers (VARs) in specialty medical and scientific imaging markets. The Company's fingerprinting products consist of an XLI Laserpix board with special features. As resolutions of standard laser printers have improved, the revenue from this market segment has been gradually becoming a smaller portion of the total XLI business. There are no new product introductions planned for the board business as the Company continues to focus its attention on the mass market OEM printer enhancement market.

Flat Panel Display Scaling/Enhancement

XLI reached an agreement with Samsung Electronics in late 1996 to use the XLI technology to improve the scaling/enhancement of flat panel stand-alone displays. There can be no assurance that the Company will be able to successfully apply its technology to flat panel displays.




PRODUCT DEVELOPMENT

Through development partnerships with companies in the Far East and in the United States, XLI is developing a series of ASICs for the OEM printer and printer controller market. These new ASICs are being designed to incorporate a digital precision modulator that requires no external components or high speed clocks. The edge enhancement (including fax enhancement which was added this past year) and modulator technology is expected to form the foundation for other chip offerings in the next few years.



COMPETITION


XLI's primary competitors in providing printing enhancement solutions have been DP-Tek Development Corp., LLC and Destiny Technology Corporation. The Company's most significant competitor had been DP-Tek. Dp-Tek offered both ASIC's and Virtual Hardware Design Language (VHDL) core technology to original equipment manufacturers ("OEMs"). In July 1996, Hewlett Packard acquired DP-Tek and it is anticipated that Hewlett Packard will not renew the DP-Tek licenses with OEMs, as such licenses expire. The DP-Tek OEMs are now looking for alternative enhancement technology (either purchased or internally developed) which presents a wider market opportunity for XLI and other technology providers.

The Company's focus is on providing leading edge image enhancement technology that will effectively compete with that offered by Hewlett Packard in its own office products. XLI does not consider Hewlett Packard as its direct competitor, but as the market leader who is establishing the functionality and quality requirements that its competitors (the Company's customers) must offer in order to compete.

Destiny, XLI's main independent competitor currently, has made in-roads in the area of low cost ASIC chips that typically produce a low level of edge enhancement for text. At this time Destiny is not considered a competitor in the area of high quality text and photo image enhancement.

In addition to Destiny, in-house development groups at printer manufacturers such at Minolta and Canon also provide competition for the Company. Although these companies do not typically license their internally developed technology to other printer manufacturers, XLI must have technology demonstrably superior in order to sell to these companies.

XLI believes its products have advantages that are attractive to customers. First, XLI's products can provide high quality edge (fax, text and line art edges) and photo image enhancement, using the Company's proprietary fine dot positioning technology for optimal quality. Second, XLI's photo enhancement technology (single-bit grayscale) requirements, as compared to its competitors' products, provides both increased speed and reduced memory requirements, leading to lower costs and shorter time to market for the OEM customer.

SALES AND MARKETING

In the United States, the Company sells its board level products through Value Added Resellers (VAR's), OEM's, dealers and directly to end users. The Company's boards are sold primarily for medical and scientific imaging where high resolution is required. ASIC and VHDL Core Module sales are made directly to OEMs. XLI has recently retained an independent sales agent and consultant to focus principally on major accounts in the United States.

The Company markets its products outside the United States through international distributors pursuant to distribution agreements covering specified territories. XLI has recently engaged a sales agent in Japan specifically for VHDL and ASIC sales.

XLI will continue to market, in addition to its offering in ASIC form, VHDL Core Modules (design modules that can be used by an OEM to develop its own ASIC) and some software products principally for the OEM and VAR markets. XLI also plans to provide its existing board and software products to selective VAR markets in the scientific and specialty printing markets.


CUSTOMER SUPPORT

         XLI's LaserPix products are user installed with the aid of installation manuals provided by the Company. OEM, VAR and direct customer support is provided by the Company's full-time technical support telephone specialists who are available during its normal business hours and who have been trained on PC products and on most popular software applications used by its customers. Because of features built into LaserPix and PhotoJet for ease of use and installation, this level of support has to date been satisfactory to users and resellers and the Company expects this level of support to continue to be sufficient in the future.

         The Company provides a one-year factory repair-or-replace warranty on all hardware. Out-of-warranty repair is done at the Company on a fixed-fee basis.


PATENTS AND PROPRIETARY INFORMATION

The Company relies on a variety of methods to protect its products and technology, including patent, trademark, copyright and trade secret protection. The Company believes that patent and trade secret protection for its products is important to its ultimate success. The Company has been awarded U.S. Patent Number 5,109,283, which covers its innovative method of modulating the laser device found in desktop printers to yield high-quality text, graphics and photographic images and U.S. patent number 5,122,883, which covers the application of the Company's technology to high-speed laser printers capable of output of over 100 pages per minute. The Company has applied for protection for these patents in Korea, Japan and major western European countries. In 1996 the Company filed three patents covering new technology developed by the Company; a single-pass color engine, color and monochrome edge enhancement, and an all digital modulator suitable for integrated circuit implementation. The Company intends to continue to protect its technical innovations both domestically and internationally through patent filings. To protect its trade secrets, proprietary software and know-how, the Company requires that all employees, key resellers and suppliers, consultants and licensees, sign nondisclosure agreements. The Company also relies on copyright protection for its software and documentation. LaserPix is a registered trademark of the Company.

         Although the Company believes that patent protection for its products is important to its ultimate success, no assurance can be given that any patents granted will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor were to infringe the Company's patents, the costs of enforcing its patent rights may be substantial or even prohibitive. In addition, there can be no assurance that the Company's proposed products will not infringe the patent rights of others. The Company may be forced to expend substantial resources if the Company is required to defend against any such infringement claims. Furthermore, there can be no assurance that the Company will be able to maintain the secrecy of any of its proprietary technology, know-how or trade secrets or that others will not independently develop substantially equivalent technology.

    The core technology for XLI was invented by Dr. Adam L. Carley (the "Carley Technology"), a founder, stockholder and director of the Company. Dr. Carley and the Carley Corporation, a company controlled by Dr. Carley, have assigned to the Company all rights to the Carley Technology held by him and the Carley Corporation in return for Common Stock and certain royalties based upon revenues derived by the Company from the Carley Technology. This royalty obligation terminates upon payment to Carley by the Company of a cumulative total of $2.4 million. To date, the Company has paid $414,210 pursuant to this agreement. The Company has sublicensed to the Carley Corporation the exclusive right to use, on a royalty-free basis, the Carley Technology for retail services in locations such as stores, kiosks and booths for purposes including but not limited to picture taking and reproduction.

PERSONNEL

    As of March 10, 1997, the Company employed 9 people, 3 of whom were in research and development, 1 in marketing and sales, 2 in manufacturing and product service, and 3 in finance and administration. The Company uses part-time technical contractors, as needed, to augment its full-time staff. Due to the Company's limited cash flow, certain key personnel have been receiving reduced cash compensation and have been, and will continue to be, issued stock options and shares of Common Stock of the Company in lieu of cash compensation.



ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's administrative, sales, marketing, research and development, and product testing facility is located in North Billerica, Massachusetts. The facility consists of approximately 4,850 square feet and is leased by the Company from an unaffiliated party for $3,293 per month under a lease that expires in April 1999.


ITEM 3.   LEGAL PROCEEDINGS

    The Company is not presently involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common stock is currently traded on the NASDAQ Bulletin Board under the symbol "XLCC," and the Company's Series A Preferred Stock is traded on NASDAQ Bulletin Board under the symbol "XLCCP". On January 4, 1995, the Company stock was delisted from the NASDAQ Small Cap market as it did not meet the minimum requirement for maintaining listing.

    The following table sets forth the range of high and low prices quoted on NASDAQ for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                      Common Stock

                                     High      Low
                                     Bid       Bid
                                     Price     Price

1996

First Quarter......................  $0.10     $0.001
Second Quarter.....................  $0.1875   $0.001
Third Quarter......................  $0.4375   $0.125
Fourth Quarter.....................  $0.4375   $0.125


1995

First Quarter......................  $0.12     $0.02
Second Quarter.....................  $0.2815   $0.02
Third Quarter......................  $0.03125  $0.02
Fourth Quarter.....................  $0.02     $0.001



    On March 12, 1997, the closing sale price of the Company's Common Stock was $.09375 per share and there were 225 shareholders of record.



                                 DIVIDEND POLICY

    The Company has never paid any cash dividends and does not anticipate payment of cash dividends on the Company's Common Stock in the foreseeable future. Under Delaware Corporation Law, dividends may be paid only out of legally available funds as proscribed by statute, subject to the discretion of the Company's Board of Directors.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce and market its proposed products, identify and attract partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection to cover the Company's proprietary technology; raise capital for future operations and commercialization of its products; and successfully respond to technological changes in the marketplace. The Company will need to attract partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission.

GENERAL

In 1996 the Company continued its efforts to minimize expenses to match near term expected revenues. The Company continues to focus on the design and development of ASIC, VHDL and software products for the OEM printer and printer controller market. During 1996 the Company completed the VHDL for XLI's Superchip that incorporates all of the Company's current enhancement technology into one chip design. This VHDL is the core of XLI's current offerings to OEM's. The Company hopes to increase revenue through additional corporate alliances and additional licensing of the Superchip technology. The Company also plans to add additional engineering resources in 1997 in order to meet the demands from existing and anticipated OEM agreements. This will result in increased research and development costs and may negatively affect cash flow. For the fiscal year ended December 31, 1996, the Company had a positive cash flow from operations of $64,316,

The Company has no current plans to undertake a debt or equity financing in 1997. Funds for development efforts will come from current or anticipated licensing and royalty fees. If the Company is unable to fund its operations through cash flow, the Company's development efforts and operations will be materially adversely effected.

The following are key areas where progress has been made during the past year:

o Maintained the reduced levels of expenses and personnel that was put into place during 1995.

o   Continued stock and option grants to retain critical staffing levels.

o Continued focus on mass market product development with strategic partners to maximize technology leverage and minimize expense.

o   Successfully completed the first ASIC development for Samsung.

o   Entered into a second ASIC development with Samsung.

o Signed major license agreements with Pipeline Associates, Xionics and a major Japanese OEM.

o Negotiated agreement with Pipeline for the development and production of Superchip ---- XLI's next generation enhancement chip.

o Released VHDL for a complete enhancement product for OEM's to incorporate this technology into their own chip developments.

o Signed a license agreement with Samsung for display scaling/enhancement technology development.

o Patents filed for monochrome and color edge enhancement plus an all digital precision modulator.

o   Completed fax and single-bit gray scale enhancement algorithms.

o   Filed a patent for a unique single-pass color laser engine design concept.

o Continued de-emphasis of the XLI board products and placed all engineering development on the core laser enhancement technology for OEM printer and printer controller manufacturers.

The following table sets forth, for the periods indicated, statements of operation data of the Company expressed as a percentage of revenues.

                                        Years Ended December 31,
                                     1996        1995       1994



Revenue                              100%        100%       100%

Cost of Revenue                       29%         45%       118%

Research and Development              32%         30%        30%

OEM Development                        0%          0%        36%

Selling and Marketing                  5%         11%        59%

General and Administrative            51%         33%        76%

Loss from Operations                (16)%       (19)%     (219)%

Other Income (Expense)               (5)%        (2)%      (13)%

Net Loss                            (21)%       (21)%     (232)%




RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

         Revenue. Revenue for the fiscal year ended December 31, 1996 was $898,618 as compared to $1,097,550 for the fiscal year ended December 31, 1995, a decrease of $198,932 or 18%. Product board revenues for the fiscal year ended December 31, 1996 were $200,368 as compared to $397,550 for fiscal year ended December 31, 1995, a decrease of $197,182 or approximately 50%. Contract and license revenue for the fiscal year ended December 31, 1996 was $698,250 as compared to $700,000 for the fiscal year ended December 31, 1995. The decrease in product revenue was primarily attributable to a discontinuation of the board product lines.

In 1996, the Company entered into two cooperative development agreements with Samsung Electronics Co. License agreements were also signed with Pipeline Associates and Xionics Document Technologies. These agreements resulted in contract and license revenues of $698,250. The Company anticipates that it will enter into additional cooperative development relationships in 1997.

         Cost of Revenue. Cost of revenue for the fiscal year ended December 31, 1996 was $258,440 or 29% of revenue, as compared to $496,866 or 45% of revenue for the fiscal year ended December 31, 1995, a decrease of $238,426. The decrease was due mostly to the 50%
drop in product revenue and included in the cost of revenue for fiscal year 1996 are inventory write-offs of $30,516.


         Research and Development. Research and development expense for the fiscal year ended December 31, 1996 was $287,748 or 32% of revenue as compared to $331,279 or 30% of revenue for the fiscal year ended December 31, 1995. The decrease in 1996 of $43,531 was primarily attributable to a decrease in sub-contract work associated with the Company's agreement with Samsung Electronics. The Company's ongoing engineering emphasis will continue to be on the development of ASICs.


         Selling and Marketing. Selling and marketing expenses for the fiscal year ended December 31, 1996 were $42,942 or 5% of revenue as compared to $117,896 or 11% of revenue for the year ended December 31, 1995. The decrease of $74,954 was primarily attributable to use of commissioned personnel in lieu of salaried personnel.

         General and Administrative. General and administrative expenses were $456,156 or 51% of revenue for the fiscal year ended December 31, 1996 as compared to $358,040 or 33% of revenue for the fiscal year ended December 31, 1995. The $98,116 increase in general and administrative expenses was primarily attributable to an increase in professional expenses.

         Interest Expense. Net Interest expense for the fiscal year ended December 31, 1996 was $49,252 or 5% of revenue as compared to $24,655 or 2% of revenue for the fiscal year ended December 31, 1995. Interest expense for the fiscal year ended December 31, 1996 was primarily attributable to interest accrued on subordinated notes issued by the Company and factoring charges associated with receivables.

         Net Loss. The Company recorded a net loss of $192,588 for the fiscal year ended December 31, 1996 as compared to a net loss of $223,457 for the fiscal year ended December 31, 1995. The decrease from in the net loss of $30,869 was the result of lower operating expenses partially offset by reduced revenues.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

         Revenue. Revenue for the fiscal year ended December 31, 1995 was $1,097,550 as compared to $1,342,212 for the fiscal year ended December 31, 1994, a decrease of $244,658 or 19%. Product revenues for the fiscal year ended December 31, 1995 were $397,550 as compared to $1,342,212 for the fiscal year ended December 31, 1994, a decrease of $944,662 or 71%. Contract and license revenue for the fiscal year ended December 31, 1995 was $700,000 as compared to $0 for the fiscal year ended December 31, 1994, an increase of $700,000. The decrease in product revenue was primarily attributable to a discontinuation of the Company's printer and print server product lines.

         In 1995, the Company entered into cooperative development agreements with Analog Devices and Samsung Electronics Co. These agreements resulted in contract and license revenues of $700,000.

         Cost of Revenue. Cost of revenue for the fiscal year ended December 31, 1995 was $496,866 or 45% of revenue, as compared to $1,580,052 or 118% of revenue for the fiscal year ended December 31, 1994, a decrease of $1,083,186. Included in the cost of revenue for fiscal year 1994 are inventory and fixed asset write-offs of approximately $389,000, and accelerated amortization of capitalized software costs of approximately $305,000 associated with the phase out of the printer and print server product lines.

         Research and Development. Research and development expense for the fiscal year ended December 31, 1995 was $331,279 or 30% of revenue as compared to $398,026 or 30% of revenue for the fiscal year ended December 31, 1994. The decrease of $66,747 was primarily attributable to an increase in development work associated with the Company's agreement with Samsung Electronics, with the costs being charged to "Cost of Contract and License Revenue".

         Selling and Marketing. Selling and marketing expenses for the fiscal year ended December 31, 1995 were $117,896 or 11% or revenue as compared to $794,873 or 59% of revenue for the year ended December 31, 1994. The decrease of $676,977 was primarily attributable to the reduction in personnel to support the sale and promotion of printers and print servers and reduced expenses for promotional activities.

         General and Administrative. General and administrative expenses were $358,040 or 33% of revenue for the fiscal year ended December 31, 1995 as compared to $1,015,624 or 76% of revenue for the fiscal year ended December 31, 1994. The $657,584 decrease in general and administrative expenses was primarily attributable to a reduction in salaries and professional expenses.

         Interest Expense. Net interest expense for the fiscal year ended December 31, 1995 was $24,655 or 2% of revenue as compared to $199,134 or 15% of revenue for the fiscal year ended December 31, 1994. Interest expense for the fiscal year ended December 31, 1995 was primarily attributable to interest accrued on notes issued in connection with the Company's short-term financing.

         Net Loss. The Company recorded a net loss of $223,457 for the fiscal year ended December 31, 1995 as compared to a net loss of $3,116,448 for the fiscal period ended December 31, 1994. The decrease in loss was primarily attributable to decreased general administration, selling and marketing expenditures.





LIQUIDITY AND CAPITAL RESOURCES

For the fiscal year ended December 31, 1996, the Company had a positive cashflow from operations of $64,316. This is primarily attributable to a decrease in accounts receivable. At December 31,

1996 the Company had current assets of $240,037 and current liabilities of $713,724 and a working capital deficit of ($473,687).

         During 1995, the Company entered into an agreement with the Silicon Valley Bank to borrow against receivables. The agreement calls for interest at a monthly rate of 2.5% and requires an advance fee of 1%. As of December 31, 1996, there were no outstanding loan amounts payable to Silicon Valley Bank.

         In May 31, 1996, the Company commenced a limited private offering to accredited investors of subordinated nonrecourse promissory notes in an aggregate principal amount of up to $500,000. In addition to a note, each subscriber received a five-year warrant to purchase two shares of the Company's Common Stock at an exercise price of $.01 per share for each dollar invested. Principal and interest will be repaid, if at all, solely from the Company's pre-tax earnings for each of the five fiscal years commencing with the fiscal year ending December 31, 1996. Payments, if any, will be made annually to the holders of the notes within thirty days after the Company files its Form 10-KSB or its then equivalent form with the Securities and Exchange Commission. Such annual payments shall not exceed, in the aggregate, 25% of the Company's pre-tax earnings, and shall not exceed over the five year term of the notes, three times the principal amount of the notes. The offering closed on May 31, 1996 and the Company raised a total of $283,688. Included in this amount were $13,698 of accrued interest and $75,000 of outstanding debt that were converted into the new promissory notes.

In Company has no current plans to raise additional capital in 1997. Funds for development efforts will come from current or anticipated licensing and royalty fees. If the Company is unable to fund its operations from cash flow the Company's development efforts and operations will be materially adversely effected.

CAPITAL EXPENDITURES

         The Company does not have any material commitments for capital expenditures at this time.


EFFECTS OF INFLATION

         The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.




INCOME TAXES

         The Company adopted Statement No. 109 "Accounting for Income Taxes," in 1993 and its implementation has had no effect on the Company's financial position and results of operation.

ITEM 7. FINANCIAL STATEMENTS

         See Pages F-2 through F-19.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 24, 1996, the Company received confirmation from Coopers & Lybrand of the decision by XLI that Coopers & Lybrand would not be engaged as the Company's independent accountants. The accounting firm of Wolf & Company, P.C. was appointed and approved by The Board of Directors to replace Coopers & Lybrand. There was no adverse opinion or a disclaimer of opinion or disagreement on any matter of accounting principles or practices in Coopers & Lybrand's report on the financial statements for either of the past two years.


ITEM 9    DIRECTOR'S EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The current directors, executive officers and key employees of the Company, their ages and their positions held in the Company are as follows:

Name                Age          Position

Anthony D'Amelio    67       President, Chief Executive Officer and
                             Chairman of the Board
James L. Salerno    66       Chief Financial Officer, Treasurer and
                             Secretary
Daniel J. Allen     36       Vice President of Research and
                             Development
Roger F. Salava     60       Director of Strategic and Business
                             Planning
Dr. Joseph L. Katz  54       Director and Vice President of Corporate
                             Planning
Vincent J. Spoto    51       Director

Dr. Adam Carley     56       Director

     Each director is elected for a period of one year and serves until his successor is duly elected by the stockholders. Officers are elected by and serve at the discretion of the Board of Directors.

The following is a summary of the principal occupations during the past five years of each of the directors, executive officers and key employees named above:

     Anthony D'Amelio, 67, is a founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since July 1994. From March 1993 to July of 1994, Mr. D'Amelio served as a consultant to the Company and from June 1989 to March 1993, Mr. D'Amelio was Treasurer, Chief Financial Officer, and Director of the Company. From July 1988 to July 1990, Mr. D'Amelio served a senior consultant to Alcan Corp., an aluminum and chemicals producer in the areas of business development and joint ventures. Previously, Mr. D'Amelio was Vice President, Computer Operations for Honeywell, Inc. and held several executive positions at General Electric and Cie Bull.

         James L. Salerno, 66, Chief Financial Officer, Treasurer and Secretary since March 1995. From 1991-1995 Mr. Salerno was Treasurer of Jem International. He is a former V.P. of Finance at Preview Products Inc. from 1972-1991 and V.P. Group Controller at AMF Inc. from 1952-1972. Mr. Salerno graduated from Pace University with a BBA degree and holds a Master of Science degree from Long Island University and Harvard Business School.

         Daniel Allen, 36, Vice President of Research and Development. Mr. Allen joined the Company in May 1991. Prior to joining the Company, Mr. Allen was Chief Engineer at Cirrus Technology, Inc., responsible for the design and manufacturing of high resolution color laser film recorders and Senior Engineer at Analogic Corp. Mr. Allen graduated from Penn State University and holds a B.S. degree in Mathematics with a minor in Computer Science.

         Roger Salava, 60, was appointed Director of Strategic and Business Planning in August 1994. Mr. Salava joined XLI in 1991 as Vice President Engineering. Prior to joining XLI, Mr. Salava was Senior Vice President of Kodak/EPPS, a subsidiary of Eastman Kodak Corporation and former Vice President of Engineering for AGFA/Compugraphic Corporation. He holds a B.S. degree from Marquette University and an M.S. from Northwestern University, both in Electrical Engineering.

         Joseph L. Katz, 54, was appointed Vice President, Corporate Development, November 1996 and has been a Director since September 30, 1996. From 1977 to 1996 Dr. Katz has held the positions of Group Leader, Department Head, Senior Principal Engineer of Network and Systems Management at Mitre Corp. Dr. Katz holds Ph.D. and M.S. degrees in Electrical Engineering from Purdue University.

         Vincent J. Spoto, 51, a founder of the Company; previously served as President, Chief Executive Officer and Chairman of the Board of Directors from June 1989 to November 10, 1993. Mr. Spoto was a consultant to the Company for November 1994 to 1996. Presently, Mr. Spoto is President of ImageLabs, Inc. On January 6, 1997, Mr. Spoto was appointed to fill a vacancy on the Board of Directors. Mr. Spoto holds an Associates Degree in Electrical Engineering from the Wentworth Institute of Technology.

         Adam Carley, 56, Chief Scientist, Director and founder of the Company. Dr. Carley invented the laser printing technology that forms the basis of XLI's imaging enhancement technology. For the past five years, Dr. Carley has been a consultant to the Company and President of Carley Corporation, a developer of advanced electronic circuitry for high quality laser image printing. Dr. Carley received his Ph.D.

in Electrical Engineering from the Massachusetts Institute of Technology.

   The members of the Board of Directors do not receive any cash compensation for their services as Directors.


ITEM 10 EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid by the Company to its Chief Executive Officer. No executive officer received annual salary and bonus exceeding $100,000 for their services in all capacities to the Company during the fiscal year ending December 31, 1996.







                          SUMMARY COMPENSATION TABLE

                                                    Long-Term Compensation
               Annual Compensation                   Awards         Payouts

                                        Other    Restricted
                                        Annual     Stock             LTIP     All Other
Name and     Year   Salary    Bonus  Compensation  Awards   Options Payouts  Compensation  Principal
Position              ($)      ($)       ($)        ($)       (#)     ($)         ($)
  (a)        (b)      (c)      (d)       (e)        (f)       (g)     (h)         (i)


Anthony D.   1996    $22,367    --       --      $2,000 (a)
D'Amelio     1995    $27,875                     $3,750 (b)  80,000
President,                                       $1,562 (c)
Executive    1994    $35,000                                 50,000
Officer and Chairman of the Board

(a) 200,000 Shares of Common Stock
(b) 120,000 Shares of Common Stock
(c)  50,000 Warrants

During 1995 investors who loaned money to the Company received warrants (3 warrants for each $1 loaned). Mr. D'Amelio received 88,000 warrants.






ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 12, 1997, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and (iii) all directors, and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of March 11, 1997, the Corporation had 225 Stockholders of record.



          Name and Address of       Number of Shares of   Percentage
           Beneficial Owner         Common Stock          Class(1) (2) (3)
                                    Beneficially Owned     of


Anthony D. D'Amelio ............     546,221*             28.2%
  101 Billerica Ave.
  5 Billerica Park
  N. Billerica, Massachusetts 01862

Roger Salava.....................    134,157               7.5%
  101 Billerica Ave.
  5 Billerica Park
  N. Billerica, Massachusetts 01862

James L. Salerno.................    138,584               7.7%
  101 Billerica Ave.
  5 Billerica Park
  N. Billerica, Massachusetts 01862

Daniel Allen ....................    105,000               5.8%
  101 Billerica Ave.
  5 Billerica Park
  N. Billerica, Massachusetts 01862

Joseph Katz .....................    186,422               9.6%
  101 Billerica Ave.
  5 Billerica Park
  N. Billerica, Massachusetts 01862

Vincent Spoto....................     81,883               4.7%
  50 Cypress Road
  Wellesley, MA  02181

Adam Carley......................    104,917               5.8%
  6 Hillside Rd.
  Windham, NH  03087

All Directors,
  and Officers as a group
  (7 persons)....................    849,605              47.8%

  *Does not include 5,000 shares of Series A Preferred Stock owned by Mr. D'Amelio. No other director or officer owns directly or indirectly any shares of the Company's Series A Preferred Stock.

(1)Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be, outstanding for the purpose of computing the percentage ownership of any other person shown in the table. (2)Does not include
(i) 70,147 shares issuable upon exercise of a warrant issued to Thomas James Associates, Inc. in connection with the Company's initial public offering which was completed in January 1993; and (ii) 701,468 shares issuable upon exercise of the warrants included on the units sold to the public as part of the Company's initial public offering in January 1993. (3) Does not include 36,298 shares issuable upon exercise of a warrant issued to Thomas James Associates, Inc. in connection with the Company's offering of Series A Preferred Shares in February 1994; and 362,984 shares issuable upon exercise of the warrants included in the offering in February 1994.

At December 31, 1996 the Company had reserved 3,099,607 shares of Common Stock. (For breakdown see page F-17)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      In January 1990, the Company entered into an Agreement (the "Carley Agreement') with the Carley Corporation ("Carley Corporation"), a company founded by Dr. Adam L. Carley, a co-founder of XLI, pursuant to which the Company acquired an exclusive worldwide license to certain technology (the "Carley Technology") for the printing of text, graphics and photographic images. In consideration therefor, the Company issued 268,040 shares of Common Stock to the two stockholders of Carley Corporation, Dr. Adam L. Carley and Leonard R. Weisberg (also a co-founder of the Company), and agreed to pay royalties equal to 5% of monetary receipts resulting from the sale by XLI of hardware or software products or services based upon or associated with the Carley
Technology and 33 1/3% of monetary receipts from sublicensing the Carley Technology to XLI. All royalty payments terminate upon payment of a cumulative total of $2.4 million, at which time the Carley Corporation has agreed to assign to the Company all rights, title and interest to the Carley Technology, including any improvements to the Carley Technology or future developments based on the Carley Technology. The Company has sublicensed on an exclusive and royalty-free basis the Carley Technology to the Carley Corporation for retail services including but not limited to stores, kiosks and booths for purposes including but not limited to picture making and picture reproduction.

     In December 1993, the Company and Carley Corporation amended the Carley Agreement such that Carley Corporation was to be paid minimum royalties of (i) $75,000 in fiscal year 1994; (ii) $82,500 in fiscal year 1995; and (iii) $90,000 in fiscal year 1996. Additionally, if Carley Corporation develops new Carley Technology and such new Carley Technology were sublicensed by XLI and the total sublicense fees received by XLI for such new Carley Technology exceeded $400,000 during the period from 1994 through 1996 (hereinafter called "excess fees"), then XLI would pay Carley Corporation 25% of the excess fees. In the event that XLI had a net loss before taxes and interest but after the receipt of such total sublicense fees during the six month period ended in the month when any excess fee payment was due, then no excess fee payment would be made by XLI for that month and XLI would have no future obligation to pay that excess fee payment. Based on the results for the period 1994 to 1996, no excess fees were payable to the Carley Corporation.

        Effective January 1, 1997, the Company and the Carley Corporation again amended the Carley Agreement such that the Company will pay a royalty of 15% of cash receipts generated from sales or licenses incorporating the Carley Technology up to a cumulative total of $2.4 million, in lieu of the previous royalty rate of 5% on sales of hardware and software products and 33 1/3% of license fees.




EMPLOYMENT AGREEMENTS


         Effective as of December 30, 1993, the Company entered into a consulting agreement (the Spoto Consulting Agreement) with Vincent J. Spoto, the Company's former President and Chief Executive Officer. Pursuant to the Spoto Consulting Agreement, Mr. Spoto serves as a consultant to the Company's Chief Executive Officer and Board of Directors at a consulting fee of $3,958.33 per month through May 31, 1997. The Spoto Consulting Agreement includes a non-competition provision which prevents Mr. Spoto from directly competing with the Company during the term of the Spoto Consulting Agreement. The Spoto Consulting Agreement also includes confidentiality provisions and provides for the assignment by Mr. Spoto of any inventions or technology conceived or developed by Mr. Spoto during the period of the Spoto Consulting Agreement which result from or are suggested by any task assigned to or performed by Mr. Spoto as a consultant to the Company.

     On February 1, 1994, the Company entered into a Consulting Agreement (the Salava Consulting Agreement) with Roger Salava. Pursuant to the Salava Consulting Agreement, Mr. Salava currently serves as Director of Strategic & Business Planning at the rate of $3,750 per month through November 30, 1997. The Salava Consulting Agreement includes non-competition provisions which prevent Mr. Salava from competing with the Company during the term of the Salava Consulting Agreement and for six months thereafter. The Salava Consulting Agreement also includes confidentiality provisions and requires the assignment by Mr. Salava to the Company of any inventions or technology conceived or developed by Mr. Salava during the period of the Salava Consulting Agreement which relate to the business of the Company.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company as noted below (the number before each Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):


Exhibit Number                 Title
1.1**                          Underwriting Agreement

1.2**                          Agreement Among Underwriters

3.1*                           Restated Certificate of Incorporation, as amended

3.2*                           By-laws of the Registrant

4.1**                          Certificate of Designations, Preferences and Rights of Series A Cumulative
                               Redeemable Convertible Preferred Stock

4.2**                          Specimen Series A Preferred Stock Certificate

4.3**                          Specimen Common Stock Purchase Warrant

4.4**                          Form of Warrant Agreement

4.5**                          Form of Warrant to be issued to the Representative

10.9*                          Equipment Lease Agreement between the Company and Alco Capital Resources, Inc.
                               dated February 26, 1992

10.11*                         Agreement between the Company and William T. Lundberg, d.b.a. Alliance Associates
                               dated February 11, 1992

10.12*                         Form of Stock Escrow Agreement among American Stock Transfer & Trust Company, the
                               Company and the stockholders of the Company

10.13*                         1990 Stock Option Plan

10.14*                         1992 Stock Option Plan

10.15*                         Form of Financial Consulting Agreement between the Company and the Underwriter

10.16*                         Form of Investment Banking Agreement between the Company and the Underwriter

10.17*                         Research and Development Agreement between the Company and Kroy, Inc. dated October
                               26, 1990, as amended

10.18*                         Form of Employee Development and Confidential



                                       21




                               Information Agreement

10.19*                         Agreement between the Company, Carley Corporation and Informed Decisions dated
                               January 15, 1990, as amended

10.19.A                        Fifth Amendment Agreement between the Company, Carley Corporation dated February
                               12, 1997. (Filed with Form 10-KSB December 31, 1996)

10.26**                        Second Amendment Agreement dated December 16, 1993 between the Company and Carley
                               Corporation

10.28**                        Agreement between the Company and TOP Alliance Consultants dated July 5, 1993

10.29**                        Form of Merger and Acquisition Agreement

10.32**                        Consulting Agreement between the Company and Roger Salava dated February 1, 1994

10.33**                        Consulting Agreement between the Company and Vincent J. Spoto effective as of
                               December 30, 1993



10.37                          Agreement between the Company and Analog Devices, Inc. dated February 22, 1995

10.39                          Development and Licensing Agreement dated April 26, 1995, between the Company and
                               Samsung Electronics, Ltd. (filed with September 30, 1995 Form 10-QSB)

10.40                          Lease for premises at 101 Billerica Ave.,  N. Billerica, MA dated June 6, 1995
                               (filed with September 30, 1995 Form 10-QSB)

10.41                          License and Royalty Agreement dated March 11, 1996, between the Company and
                               Pipeline Associate, Inc.
                               (filed with March 30, 1996 Form 10-QSB)

10.42                          License and Royalty Agreement dated November 13,
                               1996 between the Company and Xionics Document
                               Technologies, Inc. (filed on November 14, 1996)


*     Filed with the Commission on June 18, 1992; Registration Statement
       No. 33-48684.
**    Filed with the Commission on August 31, 1992; Registration Statement
       No. 33-48684.


         (b) Reports on Form 8-K. The Company has filed the following reports on Form 8-K during the three months ended December 31, 1996.

         1 - November 14, 1996

         The Company and Xionics Document Technologies Inc. announced on November 14, 1996 that the companies signed a Memorandum of Understanding for Xionics to acquire XLI. Simultaneously the companies announced that Xionics has acquired a non-exclusive license to all XLI printing technology.

         2 - November 14, 1996

         A Licensing and Royalty Agreement was entered into by and between Xerographic Laser Images Corp. and Xionics Document Technologies, Inc.

         3 - December 12, 1996

         Xionics  Document   Technologies  Inc.  and  Xerographic  Laser  Images
Corporation announced on December 12, 1996 that the companies had terminated their Memorandum of Understanding for Xionics to acquire XLI.



Exhibit 10.19.A


                            Fifth Agreement Amendment


This amends the Agreement dated 15 January 1990 (hereinafter referred to as the "Printer Agreement") among Carley Corporation (hereinafter referred to as "Carley"), Xerographic Laser Images Corporation (hereinafter referred to as "XLI"),and Informed Decisions, and all amendments prior to this Fifth Agreement Amendment (hereinafter referred to as "Amendment") as applicable thereto. It is noted that the Third Amendment to the Carley Agreement has been null and void because the proposed merger with Jardine Cho, Ltd. was not completed.

WHEREAS, XLI expects it royalty ( including license fee) income from the sale of sublicenses to increase over the next few years, and accordingly XLI wishes to increase its profits over the next few years or more by having its resulting royalty payments to Carley for the sale of sublicenses substantially reduced;

WHEREAS,  to reduce  the  possibility  of  future  disputes  concerning  royalty payments  to Carley and  thereby  promote  potential  team work
between  XLI  and  Carley,   XLI  wishes  to  simplify  the   determination  and
administration of the royalty payments due to Carley;

WHEREAS, Carley has completely and successfully fulfilled the obligations indicated to the Printer Agreement, and has performed very considerable and important work for XLI's benefit beyond the scope of the Printer Agreement, and XLI is very satisfied with and highly values these contributions by Carley to XLI;

WHEREAS, Carley wishes to help XLI achieve improved profitability by accepting substantially lower royalty payments for XLI's sale of sublicenses, and is willing to have the determination and administration of the royalty payments by XLI to Carley simplified; and

WHEREAS, both XLI and Carley wish to further clarify certain items in the Printer Agreement and add certain items which were not addressed in the Printer Agreement;

NOW, THEREFORE, the parties hereto agree to the following amendments to the Printer Agreement which will be effective as of January 1, 1997:

1. Definitions: Section A. 1. of the Printer Agreement is hereby canceled and replaced by: "Carley Technology" means both hardware and software methods and implementations, manufacturing methods and implementations, designs, techniques, and inventions whether patentable or not, originated, developed, and/or significantly contributed to by Carley, comprising information, documents, samples, models, equipment, source codes, electronically stored information, and know-how relating to, connected with, or in any way describing the electronic printing (including plate making) of pictures and text, including both black-and-white and color pictures and text, to the extent to which they are used or can be used for printing applications such as laser printers, ink jet printers, fax, and multifunction. It also means embodiments of and changes and improvements to Carley Technology developed by XLI and new concepts originated by XLI which incorporate Carley Technology, including applications of Carley Technology to specific combinations of computers and electronic printers, and including both hardware and software. There is no claim or guarantee that Carley Technology in aggregate or in part thereof is not public information, or that patents resulting from Carley Technology will be held to be valid, or that products, licenses, or sublicenses sold by XLI incorporating Carley Technology will not be held to infringe other patents. "Carley Technology" will hereinafter in this amendment be referred to as "Carley Printer Technology." "Carley Non-Printer Technology" means technologies originated, developed, and/or implemented by Carley which are used or can be used for all other applications such as displays and communication devices ("non-printing applications"). Other technologies originated, developed, and/or implemented by XLI not incorporating Carley Printer Technology, independent of their application, are the property of XLI ("XLI Technology"). It is noted here for clarity that XLI has not been granted rights of privileges of any sort to use Carley Printer Technology for non-printing applications.

         1.1 There is no obligation, implication, or presumption of any sort that Carley will make further contributions to Carley Printer Technology; such contributions shall be made at the sole discretion of Carley.

2. Cancellations: Sections F.1., F.2., F.3., and F.5. of the Printer Agreement are canceled in there entirety.

3. Royalty Basis: Royalties payable by XLI to Carley will be based on the Net Cash Receipts, which shall mean cash (or cash equivalents) received by XLI after December 31, 1996, from customers, licensees and sublicensees in consideration for items including but not limited to hardware and software products, services, and licenses or sublicenses, and independent of the date of the agreement or contract granting said licenses and sublicenses, provided said items at least partially incorporate Carley Printer Technology as defined heretofore, less any refunds made by XLI of such cash receipts, and less import and export duties and import and export taxes allocable to, and not exceeding, such cash receipts when paid by XLI under contracts or agreements with third parties for products sold, rights granted, and/or for services performed by XLI if and only if the payment of said duties and taxes decrease profits.

         3.1. If in any given month the Net Cash Receipts are negative, the negative amount will be carried forward to future months until eliminated.

4. Royalty Payments: Royalties payable by XLI to Carley shall be paid on a monthly basis and determined by multiplying the monthly Net Cash Receipts by 15%. Such royalty payments shall be made for each month during the last week of the subsequent month at the latest.

         4.1. As stated in the Second Agreement Amendment: Royalty payments from XLI to Carley shall cease when an accumulated total royalty fee of $2.4 million has been paid to Carley. The total royalty fee of $2.4 million shall be considered a first priority fiduciary responsibility of XLI.

5. Royalties in Arrears Due Carley: As of December 31, 1996, XLI owes Carley accrued royalties of $103,375 (based on currently available information). Commencing in January 1997, XLI agrees to pay Carley $7,500 per month during the last week of each calendar month until such accrued royalties are paid in full. It is noted that Section F.10.d. of the Second Agreement Amendment may increase the accrued royalties that XLI owes Carley.

6. Holding of Royalties: The portion of the Net Cash Receipts that are required to be paid to Carley as royalties according to Section 4 above and the amount required to be paid to Carley according to Section 5 above shall be deemed bay all parties to be the property of Carley the moment they are received by XLI and held by XLI accordingly.

7. Interest: In the event that XLI fails to pay when due the monthly royalty payments called by Section 4 hereof and/or the monthly $7,500 payments called for by Section 5 hereof, then such unpaid amounts shall bear interest at the rate of 10% per annum compounded continuously until paid in full.

8. Security Interest: When the aggregated monthly royalty payments by XLI to Carley pursuant to Sections 4 and 5 above total %200,000, Section F.9. (Security Interest) of the Printer Agreement will be canceled in its entirety and Carley will withdraw the UCC-1 registration.

9. Carley Work on Behalf of XLI: Carley and XLI agree that any work on technology done by Carley exclusive of Carley Printer Technology will not be deemed to be done on behalf of XLI unless and except under terms and conditions mutually agreed in writing between XLI and Carley. Further, it is understood that technology done by Carley may involve both Carley Printer Technology and Carley Non- Printer Technology; any such Carley Non-Printer Technology done by Carley will not be considered to be done on behalf of XLI unless and except under terms and conditions mutually agreed to in writing between XLI and Carley.

10. Multi-Technology Patents: In the event that technology includes both Carley Printer Technology and Carley Non-Printer Technology and patents are applied for for such technology, then XLI and Carley shall jointly own such patent applications and the resulting patent(s) if granted, XLI and Carley will jointly notify the patent office of the joint ownership, and the following provisions will then apply:

         10.1. XLI will have the exclusive right to sell products based on and to license third parties exclusively or non-exclusively or sell its interest (with the buyer subject this Amendment) in such patent applications and patents ( if and when they are issued) for and only for printing applications. Carley will have the exclusive right to sell products based on and to license third parties exclusively or non-exclusively or sell its interest (with the buyer subject to this Amendment) in such patent applications and patents (if and when they are issued) for and only for non- printing applications.

         10.2. If the patent application is initiated by XLI, XLI will have the responsibility to pursue the issuance of such U.S. patents, and thereafter to track the need for payment of maintenance fees for both patent applications. XLI will pay all U.S. Patent Office fees involved in having the patent issued and maintained, and will be reimbursed by Carley within 30 days of notification at the rate of 50% of such fees based on the small entity basis. If the patent application is initiated by Carley, Carley will have the responsibility to pursue the issuance of such U.S, patents, and thereafter to track the payment for maintenance fees for both patent applications. Carley will pay all U.S. Patent Office fees involved in having the patent issued and maintained, and will be reimbursed by XLI within 30 days of notification for those fees, less 50% of such fees based on the small entity basis.

         10.3. XLI and Carley will work together in responding to patent office actions, including utilization of conference calls with the patent examiner for substantive issues. Both must agree to responses, striving for the broadest coverage. If a patent application is split, such resulting patents would be jointly owned under the terms of this Amendment unless applicable to one field only.

         10.4. Either party may employ legal counsel or conduct patent or prior art searches at their own expense. Such expense can be incurred on a shared basis only by written consent of both parties.

         10.5. Either party may apply for foreign patents at their sole discretion and their sole expense. In such case, the party will immediately notify the other party of such actions in writing. Such patents will be considered jointly owned for the purpose of Sections 10.1., 10.4., 10.6., 10.7., 10.8., and 10.9. hereof.

         10.6. If either party wishes to abandon its interest in a patent application or patent after it is issued (such as when maintenance fees become due), it will immediately inform the other party, and relinquish its ownership in the patent application and rights under 10.3. and 10.8. to the other party if the other party wishes to continue it.

         10.7. In the event that patent litigation and/or an injunction is brought against XLI and/or Carley concerning the sale, use, or manufacturing of hardware or software products and/or licensing or sublicensing by XLI and/or Carley, then (a) if pertaining to applications XLI will hold Carley and its principals blameless and harmless and not hold Carley or its principals responsible for any of XLI's expenses involved, or
                   (b) if pertaining to non-printing applications but associated with patents jointly owned by Carley and XLI, Carley will hold XLI and its principals blameless and harmless and will not hold XLI or its principals responsible for any of Carley's expenses involved.

         10.8. Either party at its own choice and expense may pursue infringers in and only in its field and collect associated damages. If an infringer is infringering in both the printer and non-printer fields, then such pursuit may be done jointly by written agreement, and any damages collected will be divided proportionally according to reasonable applicability. In the event that either party initiates infringement litigation or formal notification to suspected infringer, that party will immediately inform the other party.

11. Other Terms

         11.1. Royalty payments according to Sections 4 and 5 above shall be deposited to Bank Boston to account #2651 408 8 (under the name of Adam L. Carley and Leonard R. Weisberg) for the benefit of Carley unless otherwise directed by Carley.

         11.2. XLI will provide an unaudited report to Carley within thirty days subsequent to the end of each month and calendar quarter providing the total XLI cash receipts, the Net Cash Receipts, the exclusions according to Section 3 above, and the basis for such exclusions. XLI will also provide Carley according to the same schedule a record of the total new and back royalty payments to Carley according to Sections 4 and 5 above respectively. XLI will further provide Carley with the results of its annual financial audit includes the Net Cash Receipts and royalty payments to Carley, but no separate auditor's report will be required for such Net Cash Receipts and royalty payments to Carley.

         11.3. Adam L. Carley may attend XLI meetings and appropriate customer meetings. XLI will provide Adam L. Carley and Leonard R. Weisburg ( the Carley shareholders) full access to XLI records including but not limited to reports, Board Minutes, contracts, and financial data. Adam L. Carley and Leonard R. Weisburg agree to keep all XLI proprietary information confidential, and shall not disclose or use such information without the prior written consent of XLI.

         11.4. The invalidity or unenforceability of any provision of this Amendment will not affect the validity or enforceability of any other provision and any unenforceable provision will be deemed severable from and shall not render unenforceable the remainder of this Amendment.

         11.5. Waivers: No waiver of any right hereunder by any party shall operate as a waiver of any other right, or of the same right with respect to any subsequent occasion for its exercise, or of any right to damages. No waiver by any party of any breach of this Amendment shall be held to constitute a waiver of any other breach or a continuation of the same breach.


         11.6. Other Agreements: This Amendment, and the Printer Amendment as amended, contain the entire understanding of the parties, written or oral, with respect to the subject matter hereof.

         11.7. Counterparts: This Amendment may be executed in counterparts, each of which together shall constitute one and the same instrument.

         11.8. Amendment: This Amendment can be amended only in writing and with the mutual consent and agreement by both Carley and XLI and signed by the duly authorized officers of the parties.

         11.9. Disputes: In the event of any disputes between XLI and Carley and/or their principals and agents regarding any matter governed by this Amendment or any other matter, the parties will, if they cannon resolve the matter by negotiation, submit the dispute to mediation/arbitration. The provisions of Schedule "A" attached to the Printer Agreement will apply to any mediation/arbitration.

IN WITNESS WHEREOF THE PARTIES HAVE EXECUTED THIS AMENDMENT EFFECTIVE AS OF THE DATE SET FORTH ABOVE.

XLI CORPORATION:

     By /s/ Anthony D. D'Amelio                    2/12/97
                                                   Date signed

CARLEY CORPORATION

         By /s/ Adam L. Carley                     2/12/97
                                                   Date signed

         By /s/ Adam L. Carley                     2/12/97
                                                   Date signed

         By /s/ Leonard R. Weisburg                2/11/97
                                                   Date signed

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 1997.

                      XEROGRAPHIC LASER IMAGES CORPORATION


                                                   By: /s/ Anthony D. D'Amelio



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

       Name                        Capacity                          Date


                              President, Chief Executive         March 7, 1997
/s/ Anthony D. D'Amelio       Officer and Chairman
                              of the Board (Principal
                              Executive Officer)

                              Chief Financial Officer,
/s/ James L. Salerno          Treasurer, Secretary               March 7, 1997
                              (Principal Financial Officer)


/s/ Dr. Joseph Katz           Director                           March 7, 1997




/s/ Vincent J. Spoto          Director                           March 13, 1997





/s/ Dr. Adam L. Carley        Director                           March 7, 1997


















                      Xerographic Laser Images Corporation
                          Index to Financial Statements





                                                            Page(s)

Independent Auditor's Report                                 F-2
                                                             F-2b

Balance Sheets as of December 31, 1996 and 1995              F-3

Statements of Operations for the years
  ended December 31, 1996, 1995 and 1994                     F-4

Statements of Changes in Stockholders'
  (Deficit) Equity for the years ended
  December 31, 1996, 1995, and 1994                          F-5

Statements of Cash Flows for the years
  ended December 31, 1996, 1995 and 1994                     F-6

Notes to Financial Statements                            F-7 to F-19




                      [LETTERHEAD OF WOLF & COMPANY, P.C.]


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

 Xerographic Laser Images Corporation:

We have audited the accompanying balance sheets of Xerographic Laser Images Corporation as of December 31, 1996 and 1995 and the related statements of loss, stockholders' deficit and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Xerographic Laser Images Corporation for the year ended December 31, 1994 were audited by other auditors whose report dated April 12, 1995 included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xerographic Laser Images Corporation as of December 31, 1996 and 1995 and the results of their operations and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 17, 1997,                        Wolf & Company, P.C.
except for Note 9, as to which
the date is February 12, 1997
Boston, Massachusetts



                    [LETTERHEAD OF COOPERS & LYBRAND L.L.P.]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Chairman of the Board and Stockholders of

 Xerographic Laser Images Corporation:

We have audited the accompanying balance sheet of Xerographic Laser Images Corporation as of December 31, 1994, and the related statements of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xerographic Laser Images Corporation as of December 31, 1994, and the related statements of operations, cash flows and stockholders' deficit for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           Coopers & Lybrand L.L.P.


Boston, Massachusetts
April 12, 1995



                                      F-2b



                      XEROGRAPHIC LASER IMAGES CORPORATION
                                 Balance Sheets

                                                                                     December 31,                December 31,
                                                                                         1996                        1995
                                                                                    --------------             ----------------

                                  ASSETS
                              ===============
Current assets:
   Cash                                                                            $      219,723             $              -
   Accounts receivable, less allowance for
      doubtful accounts of $5,000 in 1996 and
      $14,033 in 1995                                                                      20,314                      279,271
   Finished goods inventory                                                                     -                       55,181
   Other current assets                                                                         -                        3,250
                                                                                    --------------
                                                                                                               ----------------
           Total current assets                                                           240,037                      337,702
                                                                                    --------------             ----------------

Property and equipment, net (Note 4)                                                       35,191                       68,512
Other assets                                                                                4,432                       12,651
                                                                                    --------------             ----------------

           Total  assets                                                            $     279,660             $        418,865

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
===============================================================================
Current liabilities:
     Cash overdraft                                                                 $           -             $          1,432
     Notes payable                                                                              -                      101,000
     Accounts payable                                                                     352,346                      439,228
     Deferred revenue (Note 5)                                                            101,000                            -
     Accrued expenses                                                                     179,943                      220,694
     Accrued severance costs (Note 10)                                                     68,704                      103,634
     Current portion of capital lease obligations (Note 7)                                 11,731                       12,161
                                                                                    --------------
                                                                                                               ----------------
           Total current liabilities                                                      713,724                      878,149
                                                                                    --------------             ----------------

Capital lease obligations (Note 7)                                                         16,908                       28,639
Suborndinated notes payable (Note 16 )                                                    283,688                            -
Accrued severance costs (Note 10)                                                               -                       69,474
                                                                                    --------------
                                                                                                               ----------------
           Total liabilities                                                            1,014,320                      976,262
                                                                                    --------------             ----------------



Stockholders' equity (deficit)  (Note 11)
    Series A Preferred stock, $.01 par value; authorized 1,000,000
          shares;  315,238   issued and outstanding at December 31,
           1996 and 1995, respectively.                                                     3,152                        3,152
    Common stock, $.01 par value; 30,000,000 shares authorized:
          1,778,646 and 1,338,646 issued and outstanding at
          December 31, 1996 and 1995, respectively                                         17,786                       13,386
    Additional paid- in capital                                                         8,434,353                    8,423,428
    Accumlated deficit                                                                 (9,189,951)                  (8,997,363)
                                                                                    --------------
                                                                                                               ----------------
           Total stockholders' equity (deficit)                                          (734,660)                    (557,397)
                                                                                    --------------             ----------------

             Total liabilities and stockholders' equity                            $      279,660             $         418,865
                                                                                    ==============


The accompanying notes are an integral part of the financial statements.



                      XEROGRAPHIC LASER IMAGES CORPORATION

                            Statement of Operations

                                                                                       Years Ended Decemeber 31,
                                                                 -----------------------------------------------------------------
                                                                             1996                     1995                   1994
                                                                 -----------------       ------------------       ----------------

Revenues:
   Product revenues                                           $           200,368     $            397,550     $        1,342,212
   Contract and license revenues                                          698,250                  700,000                    - -
                                                                 -----------------       ------------------       ----------------
                 Total revenues                                           898,618                1,097,550              1,342,212
                                                                 -----------------       ------------------       ----------------

Cost and expenses:
   Cost of product revenues                                               176,886                  294,851              1,580,052
   Cost of contract and license revenue                                    81,554                  202,015                    - -
   Research and development                                               287,748                  331,279                398,026
   Selling and marketing                                                   42,942                  117,896                794,873
   OEM development                                                            - -                      - -                497,867
   General and administrative                                             456,156                  358,040              1,015,624
                                                                 -----------------       ------------------       ----------------
                 Total cost and expenses                                1,045,286                1,304,081              4,286,442
                                                                 -----------------       ------------------       ----------------
Loss from operations                                                     (146,668)                (206,531)            (2,944,230)
                                                                 -----------------       ------------------       ----------------

Other income (expense)
   Interest expense                                                       (49,252)                 (24,655)              (199,134)
   Interest income                                                            - -                      396                 26,916
   Other income                                                             3,332                    7,333                    - -
                                                                 -----------------       ------------------       ----------------
                        Total other expense, net                          (45,920)                 (16,926)              (172,218)
                                                                 -----------------       ------------------       ----------------

Net loss                                                      $          (192,588)    $           (223,457)    $       (3,116,448)
                                                                 =================       ==================       ================

Net loss per common share                                     $             (0.12)    $              (0.18)    $            (3.44)

Weighted average common and common
         equivalent shares outstanding                                  1,565,105                1,255,314                906,143



The accompanying notes are an integral part of the financial statements.




                                                                      XEROGRAPHIC LASER IMAGES CORPORATION

                                                              Statements of Changes in Stockholders' (Deficit) Equity


                                               Preferred Stock            Common Stock                                     Total
                                         -------------------------  ------------------------   Additional              Stockholders'
                                           Number of                  Number of                 Paid-in    Accumulated   (Deficit)
                                         Shares Issued   Par Value  Shares Issued  Par Value    Capital     Deficit       Equity
                                         -------------   ---------  -------------  ---------   ----------  -----------  ------------
Balance at December 31, 1993                   -               -       3,817,174     38,172     5,503,247   (5,657,458)    (116,039)

Issuance of common stock
  for bridge financing                         -               -         100,000      1,000       221,082         -         222,082

Issuance of common stock in exchange
  for conversion of long term debt             -               -          40,000        400        79,600         -          80,000

Issuance of common stock in exchange
  for conversion of bridge financing           -               -          50,000        500        99,500         -         100,000

Issuance of common stock in exchange
  for extension of long term note              -               -          15,000        150        18,600         -          18,750

Issuance of Series A convertible
  preferred stock                           850,000           8,500         -          -        2,461,403         -       2,469,903

Conversion of Series A Preferred Stock
  into common stock                        (518,442)         (5,184)   2,592,210     25,922       (20,738)        -            -

Reverse common stock split
  on November 29, 1994                         -               -      (5,539,361)   (55,394)       55,394         -            -

Net loss                                       -               -            -          -             -      (3,116,448)  (3,116,448)


Balance at December 31,1994                 331,558           3,316    1,075,023     10,750     8,418,088   (8,773,906)    (341,752)

Conversion of Series A Preferred Stock
  into common stock                         (16,320)           (164)      13,623        136            28         -            -

Issuance of common stock to key
  employees in lieu of full cash
  compensation                                 -               -         250,000      2,500         5,312         -           7,812

Net loss                                       -               -            -          -             -        (223,457)    (223,457)

Balance at December 31, 1995                315,238           3,152    1,338,646     13,386     8,423,428   (8,997,363)    (557,397)

Issuance of common stock to key
  employees in lieu of full cash
  compensation                                 -               -         440,000      4,400        10,925         -          15,325

Net loss                                       -               -            -          -             -        (192,588)    (192,588)

Balance at December 31,1996                 315,238        $  3,152    1,778,646   $ 17,786   $ 8,434,353  $(9,189,951)   $(734,660)




The accompanying notes are an integral part of the financial statements.





                      XEROGRAPHIC LASER IMAGES CORPORATION
                            Statement of Cash Flows


                                                           Years Ended December 31,

                                                      1996            1995            1994
                                                 ----------      ----------    ------------

Cash flows from operating activies
 Net loss                                        $ (192,588)    $ (223,457)    $ (3,116,448)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Restructuring charge                                     -              -           33,750
 Write-offs                                               -              -          305,143
 Inventory write-offs                                30,516         41,855          174,267
 Write-offs of fixed assets                               -          3,471          114,686
 Bad debt adjustment & sales adjustment                   -              -          656,590
 Depreciation and amortization                       33,321         73,766          293,692
 Issuance of common stock for bridge
  financing                                               -              -          157,200
 Issuance of common stock for services
  rendered                                           15,325          7,812                -
 (Increase) decrease in operating assets:
  Accounts receivable                               258,957       (222,702)        (299,590)
  Inventory                                          24,665         75,821         (259,383)
  Other assets                                       11,469          6,281          (24,389)
Increase(decrease) in operating liabilities:
  Accounts payable                                  (86,882)       118,854         (180,553)
  Deferred revenue                                  101,000              -                -
  Accrued expenses                                  (27,063)       186,467          (78,087)
  Accrued severence costs                          (104,404)      (128,221)        (112,038)
  Due to related parties                                  -              -          (56,703)
                                                 ----------     ----------     ------------
Net cash provided (used) by operating activities     64,316        (60,053)      (2,391,863)
                                                 ----------     ----------     ------------
Cash flows from investing activities:
  Purchase of property and equipment                      -              -          (15,046)
  Capitalized software                                    -              -          (60,918)
                                                 ----------     ----------     ------------
Net cash used by investing activities                     -              -          (75,964)
                                                 ----------     ----------     ------------

Cash flows from investing activities:
 Proceeds from issuance of preferred stock                -              -        2,469,903
 Receipts of notes payable                          204,500         26,000                -
 Payments of notes payable                          (35,500)             -         (150,000)
 Payments of related party notes payable                  -              -         (205,000)
 Payments under capital lease obligations           (12,161)       (43,253)        (148,168)
 Net Proceeds from bridge financing                       -              -          500,000
 Cash overdraft                                      (1,432)         1,432                -
                                                 ----------     ----------     ------------
Net cash provided (used) by financing activities    155,407        (15,821)       2,466,735
                                                 ----------     ----------     ------------

Net increase (decrease) in cash                     219,723        (75,874)          (1,092)
Cash at beginning of period                               -         75,874           76,966
                                                 ----------     ----------     ------------
Cash at end of period                            $  219,723     $        -     $     75,874
                                                 ==========     ==========     ============

Supplemental disclosure of cash flow information:
  Interest paid                                  $   45,616     $   20,340     $     24,102



    The accompanying notes are an integral part of the financial statements.




                      XEROGRAPHIC LASER IMAGES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



1. Nature of Business and Basis of Presentation

     Xerographic Laser Images Corporation (the "Company") was founded in June 1989 to develop, manufacture and market a proprietary technology which improves the quality of output from laser printers.

     For the fiscal years ended December 31, 1996, 1995 and 1994, the Company had net losses of $192,588, $223,457 and $3,116,448, respectively. The Company had a working capital deficit of $473,687 and accumulated deficit of $734,660 at December 31, 1996.

     The Company has no current plans to undertake a debt or equity financing in 1997. Funds for development efforts will come from current or anticipated licensing and royalty fees. If the Company is unable to fund its operations through cash flow, the Company's development efforts and operations will be materially adversely effected.

    Management believes that progress has been made in reducing expenses and in obtaining additional development partnership agreements which will enhance the Company's chances of operating on a profitable basis. Despite these factors there remains substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



2.  Summary of Significant Accounting Policies

Use of Estimates

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the fair values of financial instruments, the allowance for doubtful accounts, the valuation allowance for deferred tax assets and the depreciable lives of property and equipment.



Revenue Recognition

     Revenues from product sales are recognized at the time of shipment or in accordance with contractual acceptance terms. Research, development and licensing contract revenues are recognized when the related costs are incurred and performance criteria in the contract are met.

Inventory
       Inventory is stated at the lower of cost (first in, first out) or market. During 1996, all remaining board product inventory became obsolete due to changing technology, and was written off.

Property and Equipment

    Purchased property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which is generally five years. Property and equipment leased under capital leases are stated at cost and are amortized over the lesser of the lease term or estimated useful life.

    Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss, if any, is reflected in the results of operations.

Research and Development

     Research and development costs are expensed as incurred.

Product Warranty Costs

     The Company's warranty period on sales of its product is generally one year. Estimated future costs for initial product warranties are considered immaterial.

Income Taxes

     Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

Net Loss Per Common Share

     Net loss per common share is computed based upon the weighted average number of common shares outstanding. Common share equivalents are not included in the per share calculations as the effect of their inclusion would be antidilutive. The net loss per common share for fiscal years presented have been adjusted to reflect the six for one common stock reverse stock split as described in Note 11.

Organization Costs

     Certain costs relating to the organization of the Company were capitalized and were amortized over 60 months using the straight-line method.

Patent and Trademark Application Costs

     Certain costs relating to obtaining patents and trademarks for the Company's technology and products have been capitalized. Amortization commences when the patent or trademark is allowed and granted and is amortized over 60 months, which is the estimated useful life of the asset.

Capitalization of Software Costs

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The remaining balance of Capitalized Software costs was written off in 1994. Prior to the write-off, software costs incurred prior to the establishment of technological feasibility were charged to research and development expense. Software production costs incurred subsequent to the establishment of technological feasibility were capitalized until the product was available for general release to customers. Amortization of capitalized software costs was charged to cost of sales over the estimated economic lives of the related products, beginning at their initial shipment date.

Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board ("FASB") issued "SFAS" No. 123, "Accounting for Stock-Based Compensation." This Statement encourages all entities to adopt a fair value based method of accounting for stock compensation, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for employee plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Entities electing to continue to apply APB Opinion No.25 for employee stock-based compensation must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.



       Generally, stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized. The Company will continue its current accounting treatment for employee stock options and make the pro forma disclosures proscribed by this Statement. Stock options granted to individuals not classified as employees were immaterial during 1996.

3.  Income Taxes

     The Company has generated operating loss carryforwards for federal and state income tax and federal alternative minimum tax purposes of approximately $8,710,000 for the period June 9, 1989 (inception) through December 31, 1996. These net operating losses will expire at various dates through 2011. The Company has also generated research and development credits of approximately $211,000 for the period June 9, 1989 (inception) through December 31, 1996, which expire at various dates through 2011. Utilization of these net operating loss carryforwards and research and development credits will be subject to annual limitations based on Internal Revenue Code provisions relating to changes in the Company's ownership.

     The approximate tax effect of each type of temporary difference before allocation of the valuation allowance is as follows:

                                                       December 31,

Deferred tax assets:                            1996                   1995

  Net operating loss carryforwards . . .     $3,484,000            $3,460,000
  Tax credit carryforwards . . . . . . .        211,000               181,000
  Allowance for doubtful accounts. . . .          2,000                 9,200
  Accrued Restructuring Costs  . . . . .         27,500                76,400
                                                 ------                ------

Total deferred tax asset . . . . . . . .      3,724,500             3,726,600

Valuation allowance  . . . . . . . . . .     (3,724,500)           (3,726,600)
                                              ---------             ---------

Net deferred tax asset . . . . . . . . .     $   --                   $   --
                                              =========               =======



     Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a 100% valuation allowance against deferred tax assets.


4. Property and Equipment

Property and equipment consists of the following:



                                                December 31,        December 31,
                                                    1996                1995

Equipment . . . . . . . . . . . . . .            $121,740             121,740
Capitalized lease equipment . . . . .             368,964             368,964
                                                  -------             -------
                                                  490,704             490,704

Less accumulated depreciation                   (455,513)
 and amortization . . . . . . . . . .                               (422,192)

Property and equipment, net . . . . .            $ 35,191            $ 68,512
                                                 ========            ========



5. Deferred Revenue
     During November and December 1996 the Company received revenue for contract and licensing agreements that included fees for support engineering services that will be performed in 1997.

6. Stock Option Plan

     The Company maintains two stock options plans (the "1990 Stock Option Plan" and the "1992 Stock Option Plan") whereby the Board of Directors, at their discretion, may issue either incentive stock options or nonqualified options to employees and nonqualified options to consultants, directors or other nonemployees.

     Incentive stock options may not be granted at a price less than the fair market value of the shares at the grant date (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock) while the nonqualified options may not be granted at a price lower than the lesser of 50% of the fair market value of the shares at the grant date or the book value of the shares as of the end of the fiscal year of the Company immediately preceding the date of the grant. All grants as of December 31, 1996 were at fair market value or greater. The options generally vest ratably over a period of zero to five years. Incentive stock options granted under the plan must expire not more than 10 years from the date of grant and not more than five years in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company. All options not exercised prior to the expiration date automatically expire.




The following table summarizes all stock option activity:






                                                       Weighted
                                                       Average
                                  Number of Options    Exercise
                                                       price


Outstanding at December 31, 1993        370,583        $1.41-3.88
                                        =======

Granted........................       1,029,417               .25
Cancelled......................        (370,583)        1.41-3.88
Terminated.....................        (201,500)              .25
                                        -------


Outstanding at December 31, 1994
giving effect to reverse stock
split on November 29, 1994              137,986         1.99
  Granted........................       287,000          .03125
  Canceled.......................       (74,381)        1.50
  Terminated.....................       (25,638)        1.50
                                         ------

Outstanding at December 31, 1995        324,967        $ .41
                                        =======

   Granted.......................       125,500          .02
   Canceled......................       (10,417)         .03125
   Terminated....................        (1,176)        1.50
                                          -----

 Outstanding at December 31, 1996       438,874        $ .30
                                        =======

 At December 31, 1996, 8,936 shares are available for future grants.


Information pertaining to options outstanding at December 31, 1996 is as follows:
                    Options Outstanding

                                   Weighted Avg.
                                   Remaining
Range of           Number          Contractual         Weighted Avg.
Exercise Prices   Outstanding      Life                Exercise Price
---------------   -----------      ------------        --------------
$.01-$.10         402,500          2.9 years           $.03
$1.50-$3.00        30,375          2.4 years           $1.54
$10.50-$22.50       5,999          1.9 years           $12.16
                  438,874          2.8 years           $.30




                     Options Exercisable
                     -------------------

Range of            Number                Weighted Avg.
Exercise Prices   Exercisable            Exercise Price
---------------   -----------            --------------
$.01-$.10           160,834                   $.03
$1.50-$3.00          30,375                  $1.54
$10.50-$22.50         5,999                 $12.16
                    197,208                 $  .63


The Company applies APB Opinion 25 and related interpretations in accounting for its employee option and warrant grants. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                          Years Ended December 31,
                                          1996               1995
                                       ----------         ----------
Net loss:   As Reported                $(192,588)         $(223,457)
            Pro Forma                   (194,138)          (251,426)

Net loss             As Reported           (.12)              (.18)
per common share:    Pro Forma             (.12)              (.20)

     The fair value of each option or warrant granted is estimated on the grant date using the Black-Scholes option pricing model. Due to the historical volatility of the Company's stock price, the fair value of the option or warrant is generally equal to the fair value of the underlying stock. The weighted average fair value of options granted as of the grant dates was $.01 and $.03 for 1996 and 1995 respectively.


7. Commitments

     The Company leases its facilities and certain equipment under operating lease agreements which expire on various dates through 1999. Rental expense incurred under these agreements was $36,100, $56,179 and $80,762 during 1996, 1995, and 1994 respectively. The Company has entered into various capital leases for office equipment, the net book value of which were $28,638, $51,915 and $61,458 at December 31, 1996, 1995 and 1994, respectively.

     The future minimum annual lease obligations under these leases for the respective years ending December 31 are as follows:





                                            Capital Leases   Operating Leases

1997                                         $ 18,528        $   42,700
1998                                           18,528            37,830
1999                                            8,249            12,610
                                               -----             ------

 Total Obligation                              45,305            97,074
                                                                 ------

Less amount representing interest             (16,666)

Present value of minimum lease payments        28,639

Less current portion                          (11,731)

Long-term obligation                          $16,908





8.  Related Party Transactions

     In July 1989, the Company entered into an Agreement with the Carley Corporation, a company founded by Dr. Adam L. Carley, a founder of the Company, pursuant to which the Company acquired an exclusive worldwide license to certain technology (the "Carley Technology") for the printing of text, graphics and photographic images. In consideration therefore, the Company issued 268,040 shares of common stock valued at $.01 per share to the two stockholders of the Carley Corporation and agreed to pay royalties equal to 5% of cash received in connection with sales of hardware or software products incorporating the Carley Technology and 33 1/3% on all related technology sublicensed to third parties, up to $2,400,000. The Carley Corporation has agreed that upon payment of the total royalty amount it will assign all rights, title and interest to the Carley Technology, including any improvements or future developments on the Carley
Technology, to the Company. Upon the assignment the Company has agreed to sublicense the Carley Technology to the Carley Corporation, on an exclusive and royalty-free basis, for retail services including but not limited to stores, kiosks and booths for purposes of picture making and picture reproduction.

     In December 1993, the Company and Carley Corporation amended the Carley Agreement such that Carley Corporation shall be paid minimum royalties of : (i) $75,000 in fiscal year 1994; (ii) $82,500 in fiscal year 1995; and (iii) $90,000 in fiscal year 1996. Additionally, Carley Corporation will be entitled to additional royalties not to exceed $225,000 in each of these years based on a percentage of net profit after interest, taxes and the minimum royalty payments.



     Royalties expensed under the Carley Agreement were approximately $90,000, $82,500 and $104,000 for the years ended December 31, 1996, 1995 and 1994 respectively. Cumulative royalties expensed in connection with this agreement were $517,585 through December 31, 1996. Accrued Expenses at December 31, 1996 includes $103,375 due under the Carley Agreement.

     Effective January 1, 1997, the Company and the Carley Corporation again amended the Carley Agreement to provide a royalty of 15% of cash receipts from sales and licenses of products incorporating the Carley Technology, in lieu of the previous royalty rate of 5% on boards and 33 1/3% of license fees.



9.  Capitalized Software Costs

     The Company previously capitalized software costs in connection with certain printer related products. During 1994, the Company wrote down the balance of capitalized software costs by $305,143, which was the remaining balance.

10.  Severance Charges

     On November 11, 1993, the Company recorded approximately $380,000 for severance charges relating to the resignation of the Company's President and Vice President of Engineering. The cash payments associated with these charges will extend through November 1997. The Company paid $104,404 and $89,908 under these agreements during 1996 and 1995, respectively.

11.  Capital Stock
     Series A Preferred Stock

     On February 22, 1994, the Company completed an offering of 850,000 units, each consisting of one share of Series A Convertible Preferred Stock and one Class A redeemable Common Stock Purchase Warrant. Each share of convertible preferred stock is convertible into five shares of the Company's Common Stock at any time after 90 days from the date of issue. During 1995 and to date, 534,762 shares of Series A Convertible Preferred Stock have been converted into 445,635 shares of Common Stock. At December 31, 1996, 315,238 shares of Series A Preferred Stock remained outstanding. To date, there have been no dividends paid or accrued on Series A Preferred Stock. Series A Preferred stockholders are entitled to an annual cumulative dividend of 9% provided net income exceeds 150% of the aggregate dividend payable, and in any year in which the Company does not have net earnings after taxes in excess of 150% of the aggregate dividend payable, no dividend shall be paid.

    Common Stock

     On January 20, 1993, the Company completed an initial public offering of 775,000 units, each consisting of two shares of Common Stock and one redeemable Common Stock Purchase Warrant. On November



29, 1994, the Company held a Special Meeting of the Stockholders and authorized a 1-for-6 reverse stock split of the Company's Common Stock. At December 31, 1996 there were 1,778,646 shares of Common Stock outstanding. During 1996 and 1995 the Company awarded 440,000 and 250,000 shares of Common Stock, respectively, to key employees in lieu of cash compensation.


    Warrants

     In connection with the Company's initial public offering in January 1993, the Company issued 775,000 Common Stock Purchase Warrants ("IPO Warrants") at a price of $5.00 per share if exercised prior to July 12, 1995, and at $7.00 per share if exercised thereafter until January 12, 1998. The Company also issued to Thomas James Associates, Inc., a warrant (the "Underwriter's Warrant") to purchase 77,500 Units, each Unit consisting of two shares of Common Stock, and one IPO Warrant. The Underwriter's IPO Warrant is exercisable for a four year period commencing January 20, 1994, at an exercise price of $8.45 per unit.

     In connection with the Company's offering of Series A Preferred Stock in February 1994, the Company issued 850,000 Class A Warrants, each warrant allowing for the purchase of one share of Common Stock, at a price of $1.1375 per share if exercised prior to August 22, 1997, and at $1.3125 per share if exercised thereafter until February 22, 1999. The Company also issued to Thomas James Associates, Inc., a warrant to purchase 85,000 Units, each Unit consisting of five shares of Common Stock, and one Class A Warrant. The Underwriter's Class A Warrant is exercisable for a four year period commencing February 20, 1994, at an exercise price of $4.80 per Unit.

     The exercise price and the number of shares of Common Stock purchasable upon the exercise of the IPO, Class A and Underwriter Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or reclassifications of the Common Stock, or sale by the Company of shares of its Common Stock at a price below the then applicable exercise price of the Warrants. Additionally, an adjustment would be made in the case of a reclassification or exchange of Common Stock, consolidation or merger of the Company with another corporation or sale of all or substantially all of the assets of the Company in order to enable Warrant holders to acquire the kind and the number of shares of stock or other securities or property receivable in such event by a holder of the number of shares of Common Stock there might otherwise have been purchased upon the exercise of the Warrant. No adjustment to the exercise price of the Warrants will be made for dividends (other than stock dividends), if any, paid on the Common Stock or for securities issued pursuant to the Company's Stock Option Plans or other employee benefit plans of the Company.

     Giving effect to the events during 1994, 1995, and 1996, the holders of IPO Warrants are entitled to purchase .91 share of Common Stock for each Warrant held at a price of $7.38 per share until



January 12, 1998; the holders of Class A Warrants are entitled to purchase .43 share of Common Stock for each warrant held at a price of $2.62 until August 22, 1997, and at $3.06 per share until February 22, 1999; Underwriter's IPO Warrant entitles the Underwriter to purchase 23,302 units, consisting of two shares of Common Stock and one Common Stock Purchase Warrant at a price of $22.14; and the Underwriters Class A Warrant entitles the Underwriter to purchase one share of Common Stock at a price of $15.72.

     The Company issued warrants to various lenders in 1992 which expire five years from the date of issue, of which, 5,990, 1,777 and 8,319 warrants remain outstanding at December 31, 1996, at an exercise price of $5.88, $8.46 and $5.88 per share, respectively.


     At December 31, 1996, the Company had the following shares of Common Stock reserved in the following amounts:

Reserved For:                              Number of Shares

Employee Stock Options                         447,810
IPO Warrants                                   701,468
Underwriter's IPO Warrants                      70,147
Class A Warrants                               362,984
Underwriter's Class A Warrants                  36,298
Lender's Warrants 1992*                         16,075
Lender's Warrants 1995*                        225,000
Lender's Warrants 1996*                        593,462
Convertible Preferred Shares                   262,698
Other Warrants                                 383,665
                                                  ----
                                   Total     3,099,607
* Warrants issued to lenders
  including insiders

12.  Export Revenues

     The Company currently operates in one industry segment. Export product revenues are generated predominantly from Europe and accounted for approximately 19%, 16% and 9% of total revenues in fiscal years 1996, 1995 and 1994 respectively.


13.  Significant Customers

     For the year ended December 31, 1996, 1995 and 1994, the Company did not have any customers that accounted for greater than 10% of total product revenue. One customer accounted for 72% of total contract and license revenues in 1996 and 59% in 1995.

14.  Other Income Statement Information

     Advertising costs for the years ended December 31, 1996, 1995 and 1994 were $6,704, $1,905 and $48,440 respectively.




15. Supplementary Cash Flow Information

     Accrued interest converted to subordinated notes payable amounted to $13,688. Noncash financing and investing activities are as follows:



                                          Years Ended December 31,
                                         1996       1995        1994
Assets acquired and obligations
     incurred resulting from capital
     lease obligations                  $  -          -       $61,458

Issuance of common stock for
     services rendered                  15,325     7,812         -


Issuance of common stock in
     connection with bridge financing      -          -       322,082

Issuance of common stock in
     exchange for conversion of
     long term debt                        -          -        98,750

Accrued interest converted to           13,688        -          -
     subordinated notes payable


16. Subordinated Notes Payable


     On May 31, 1996, the Company raised $283,688 in a limited private offering to accredited investors of subordinated nonrecourse promissory notes. Included in this amount was $13,688 of accrued interest and $75,000 of outstanding debt. In addition to a note, each subscriber received for each dollar invested a five year warrant to purchase two shares of the Company's Common Stock at an exercise price of $.01 per share. Principal and interest will be repaid, if at all, solely from the Company's pre-tax earnings for each of the five fiscal years commencing with the fiscal year ending December 31, 1996. Payments, if any, will be made annually to the holders of the notes within thirty days after the Company files its Form 10-KSB or its then equivalent form with the Securities and Exchange Commission. Such annual payments shall not exceed, in the aggregate, approximately 14% of the Company's pre-tax earnings, and shall not exceed over the five year term of the notes, three times the principal amount of the notes.

      The Company issued 593,462 warrants in connection with the offering.



17.  Factoring Agreement

        On December 21, 1995, the Company entered into a financing arrangement with Silicon Valley Financial Services, a division of Silicon Valley Bank, to borrow against the Company's outstanding receivables. The advances bear interest at a monthly rate of 2.5% and require an advance fee of 1%. As of December 31, 1996, there were no receivables with Silicon Valley Bank.


18.  Significant risks and uncertainties

     In the normal course of business, the Company is exposed to certain risks and uncertainties which could have an impact on the Company's operations.

Patent protection
     The Company protects its products and technology through the use of patents. There can be no assurance that any patent granted will be enforceable or provide meaningful protection from competitors.

Foreign customers
     The Company derives a portion of its revenues from international sales (See
Note 11). The Company could be adversely affected by changes in foreign laws, regulations, tariffs, and taxes.



                    [THIS SPACE IS INTENTIONALLY LEFT BLANK]



