Form 10QSB
period 1997-03-31
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1997-05-01
CIK 877937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997.


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

         Commission file number 1-11236

                      XEROGRAPHIC LASER IMAGES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  51-0319174
            --------                                  ----------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)


101 Billerica Avenue, 5 Billerica Park,
          North Billerica, MA                         01862
          -------------------                         -----
(Address of principal executive offices)            (Zip Code)

                                 (508) 670-5999
                                 --------------
              (Registrant's telephone number, including area code)




Transitional Small Business Disclosure Format:

         Yes       No  X
             ---      ---


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES   X   NO
                                               ---      ---










         Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date.


          Class                             Outstanding at April 18, 1997
          -----                             -----------------------------
Common Stock, $.01 par value
         per share                                   1,778,646

Series A Convertible Preferred
         Stock, $.01 par value
         per share                                     315,238






                      XEROGRAPHIC LASER IMAGES CORPORATION

                                      INDEX

                                                                           PAGES

PART I            FINANCIAL INFORMATION

         Item 1   Financial Statements

                           Balance Sheets as of March 31, 1997
                            (unaudited) and December 31, 1996                4

                           Statements of Operations for the three
                            month period ended March 31, 1997 and
                            1996 (unaudited)                                 5

                           Statements of Cash Flows for the three month
                            period ended March 31, 1997 and 1996
                            (unaudited)                                      6

                           Notes to Financial Statements
                           (unaudited)                                       7

         Item 2   Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                     8-9

PART II           OTHER INFORMATION

         Item 1   Legal Proceedings
         Item 2   Changes in Securities
         Item 3   Defaults Upon Senior Securities
         Item 4   Submission of Matters to a Vote of Security-Holders
         Item 5   Other Information
         Item 6   Exhibits and Reports on Form 8-K                          10

         Signatures                                                         11



                      Xerographic Laser Images Corporation
                                 Balance Sheets

                                                        March 31            December 31
                                                          1997                 1996
                                                     ---------------      ----------------
                                                      (unaudited)
                       ASSETS

Current assets:
        Cash                                                $21,248              $219,723
        Accounts receivable, less allowance
           for doubtful accounts of $2,000 in
           1997 and $5,000 in 1996                            6,571                20,314
                                                     ---------------      ----------------

        Total current assets                                 27,819               240,037
                                                     ---------------      ----------------

Property and equipment, net                                  30,513                35,191
Other assets                                                  4,432                 4,432
                                                     ---------------      ----------------

        Total assets                                         62,764               279,660
                                                     ---------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
        Accounts payable                                   $349,204              $352,346
        Deferred revenue                                     59,333               101,000
        Accrued expenses                                     85,014               179,943
        Accrued severance costs                              46,560                68,704
        Current portion of capital leases                     8,798                11,731
                                                     ---------------      ----------------

        Total current liabilities                           548,909               713,724
                                                     ---------------      ----------------

Capital lease obligations                                    16,908                16,908
Subordinated notes payable                                  283,688               283,688
                                                     ---------------      ----------------

        Total liabilities                                   849,505             1,014,320
                                                     ---------------      ----------------

Stockholder's equity (deficit)
        Series A Preferred stock, $.01 par value;
           authorized 1,000,000 shares; 315,238
           issued and outstanding at March 31, 1997
           and December 31, 1996.                             3,152                 3,152
        Common stock, $.01 par value; 30,000,000
           shares authorized:  1,778,646 issued and
           outstanding at March 31, 1997 and
           December 31, 1996.                                17,786                17,786
        Additional paid-in capital                        8,434,353             8,434,353
        Accumulated deficit                              (9,242,032)           (9,189,951)
                                                     ---------------      ----------------

        Total stockholders' equity (deficit)               (786,741)             (734,660)
                                                     ---------------      ----------------

        Total liabilities and stockholders' equity          $62,764              $279,660
                                                     ===============      ================


The accompanying notes are an integral part of the financial statements.


                      Xerographic Laser Images Corporation
                            Statements of Operations


                                                       Three Months Ended         Three Months Ended
                                                            March 31                    March 31
                                                              1997                        1996
                                                       --------------------       ---------------------
                                                           (unaudited)                (unaudited)
Product revenues                                                   $20,054                     $59,711
Contract and license revenues                                      241,667                      25,000
                                                       --------------------       ---------------------
    Total revenues                                                 261,721                      84,711
                                                       --------------------       ---------------------

Cost and expenses:
    Cost of product revenues                                        10,795                      37,761
    Cost of contract and license revenues                           40,932                           -
    Research and development                                       112,491                      70,483
    Sales and marketing                                              7,330                      12,790
    General and administrative                                     145,268                     101,416
                                                       --------------------       ---------------------
                  Total cost and expenses                          316,816                     222,450
                                                       --------------------       ---------------------
                                                       --------------------       ---------------------
Loss from operations                                               (55,095)                   (137,739)
                                                       --------------------       ---------------------

Other income                                                         4,739                           -
Net interest expense                                                 1,725                       5,828

                                                       ====================       =====================
Net loss                                                          ($52,081)                  ($143,567)
                                                       ====================       =====================

Net loss per common share                                           ($0.03)                     ($0.11)

Weighted average common and common
    equivalent shares outstanding                                1,778,646                   1,338,646



The accompanying notes are an integral part of the financial statements.



                      Xerographic Laser Images Corporation
                            Statements of Cash Flows


                                                       Three Months Ended         Three Months Ended
                                                            March 31                    March 31
                                                              1997                        1996
                                                       --------------------       ---------------------
                                                           (unaudited)                (unaudited)
Cash flows from operating activities:
        Net loss                                                  ($52,081)                  ($143,567)
        Adjustments to reconcile net loss to net cash
        Used in operating activities:
        Depreciation and amortization                                4,678                       6,672
        (Increase) decrease:
           Accounts receivable                                      13,743                     106,329
           Inventory                                                     -                     (16,137)
           Other assets                                                  -                         750
        Increase (decrease):
           Accounts payable                                         (3,142)                     46,801
           Deferred revenues                                       (41,667)                    (24,563)
           Accrued expenses                                        (94,929)                          -
           Accrued severance costs                                 (22,144)                    (22,301)
                                                       --------------------       ---------------------
Net cash used in operating activities                             (195,542)                    (46,016)
                                                       --------------------       ---------------------

Cash flows from financing activities:
        Cash overdraft                                                   -                      (1,432)
        Payments of notes payable                                        -                      55,000
        Payments under capital lease obligations                    (2,933)                     (3,578)
                                                       --------------------       ---------------------
Net cash provided (used) in investing activities                    (2,933)                     49,990
                                                       --------------------       ---------------------


Net increase (decrease) in cash                                   (198,475)                      3,974
Cash at beginning of period                                        219,723                           -
                                                       --------------------       ---------------------
Cash at end of period                                              $21,248                      $3,974
                                                       ====================       =====================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                           $1,725                      $1,756


The accompanying notes are an integral part of the financial statements.


                      XEROGRAPHIC LASER IMAGES CORPORATION

                          Notes to Financial Statements

                                 March 31, 1997


1.        Nature of Business and Basis of Presentation

In 1996, and the first three months of 1997, Xerographic Laser Images Corporation (the "Company" or "XLI") continued to make cost reductions to bring expenses more in line with near term expected revenues and transition away from a provider of board products to focus on higher margin, mass-market offerings. XLI continued its move to technology that will provide a flow of products for primarily large OEM's in the printer market. These products consist of ASICs (application specific integrated circuits), VHDL (virtual hardware description language) and software products. In line with the transition, the Company has entered into technology licensing agreements with Samsung Electronics, Pipeline Associates, Xionics Document Imaging, and a Japanese printer OEM. A VHDL version of the Company technology has been delivered to these customers in the latter half of 1996 and the first quarter of this year for these customers to design their own ASICs with XLI enhancement technology. XLI is also in the process of a co-development arrangement for its own "Superchip" to enable the Company to directly provide an ASIC to the printer market. XLI expects to bring this ASIC to market in the third quarter of 1997.

The Company hopes to increase revenue through additional corporate alliances and additional licensing of the Superchip technology. The Company also plans to add additional engineering resources in 1997 in order to meet the demands from existing and anticipated OEM agreements. The addition of such resources will result in increased research and development costs and may negatively affect cash flow. For the first quarter of 1997, the Company had negative cash flow from operations of $195,542.

Despite the progress made in maintaining current expense levels and the potential revenue which may be generated pursuant to the anticipated co-development agreements with OEMs, significant risk remains concerning the Company's ability to continue as an independent going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The information furnished has been prepared from the Company's accounts without audit. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results, are reflected in the accompanying financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's 1996 Form 10-KSB filed with the Securities and Exchange Commission.

2.        Net Loss per Common Share

Net loss per share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations as the effect of their inclusion would be nondilutive.


3. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company continues to transform itself from a supplier of printers, printer servers and printer controller boards to a supplier of ASICs, software, ASIC cores and engineering services.

The Company's strategy is to develop core ideas derived from XLI's current technology, then design products incorporating such ideas for production in collaboration with strategic partners.

Revenues for the first quarter of 1997, which ended March 31, 1997 were $261,721, an increase of approximately 209% from 1996's first quarter revenues of $84,711.

The Company recorded a net loss of $52,081 for the first quarter of 1997, as compared to a net loss of $143,567 for the same period in 1996. The reduction is attributable primarily to the increase in contract and license revenues of $216,667.

The Company's gross margin on product sales was 46% for the first quarter of fiscal year 1997 compared to 37% for the same period in 1996. This increase in gross margin was the result of the write-off of obsolete board inventory during the same period in 1996.

Research and development costs for the three month period ended March 31, 1997 were $112,491 or approximately 43% of revenues as compared to $70,483 or approximately 83% of revenues for the three month period ended March 31, 1996. The increase in research and development costs was attributable to the Company's development of ASICs incorporating the Company's proprietary high resolution technology for the OEM market.

Selling and marketing expenses for the three month period ended March 31, 1997 were $7,330 or approximately 3% of revenues as compared to $12,790 or approximately 15% of revenues for the three month period ended March 31, 1996. The decrease of $5,460 is attributable to a reduction in advertising costs associated with the promotion of the Company's printers and board products. The Company intends to promote its board products primarily through telemarketing and its ASIC technology through third party partnerships.

General and administrative expenses for the three month period ended March 31, 1997 were $145,268 or approximately 56% of revenues as compared to $101,416 or approximately 120% of revenues for the three month period ended March 31, 1996. The increase of $43,852 is attributable to royalty expense and the increased use of consultants.



LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the Company had current assets of $27,819, current liabilities of $548,909 and cash of $21,248.

On April 15, 1997 the Company received from Samsung Electronics Co., Ltd. $62,446, which represents a refund from the Korean Tax Authority for taxes withheld on a development contract in 1996.

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

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

         No matters were submitted to a vote of security-holders During the period covered by this report.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

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


                                          Xerographic Laser Images Corporation
                                          ------------------------------------
                                                       (Company)





Date: April 24, 1997                  By: /s/ James L. Salerno
                                          --------------------------------
                                       James L. Salerno, Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)




