Form 10QSB
period 1997-06-30
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1997-07-28
CIK 877937

SECURITIES AND EXCHANGE COMMISSION
									 WASHINGTON, D.C.  20549
									 -----------------------
											 FORM 10-QSB

(Mark One)

	 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
				SECURITIES EXCHANGE ACT OF 1934

					 For the quarterly period ended June 30, 1997.
															  -------------

	 (  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
					 SECURITIES EXCHANGE ACT OF 1934

					 For the transition period from ____________ to ____________

					 Commission file number 1-11236
													--------

								XEROGRAPHIC LASER IMAGES CORPORATION
					 ------------------------------------------------------
					 (Exact name of registrant as specified in its charter)

				  Delaware                               51-0319174
	 ---------------------------         ------------------------------------
	 (State or other jurisdiction        (I.R.S. Employer Identification No.)
		  of incorporation or
				organization)

		 101 Billerica Avenue, 5 Billerica Park, North Billerica, MA    01862
		 ----------------------------------------------------------------------
					  (Address of principal executive offices)           (Zip Code)

											 (508) 670-5999
					----------------------------------------------------
					(Registrant's telephone number, including area code)




		  Transitional Small Business Disclosure Format:
					 Yes       No   X
						 -----     -----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
				YES  X               NO
					-----                -----












	Indicate the number of shares outstanding of each of the issuer's classes of Stock, as of the latest practicable date.


			  Class                              Outstanding at July 24, 1997
----------------------------                  ----------------------------
Common Stock, $.01 par value
		  per share                                       2,039,310

Series A Convertible Preferred
	Stock, $.01 par value
		  per share                                         315,238




		  Common stock including equivalents, options and warrants exercisable at current market price or lower equal 3,383,770 shares.







							 XEROGRAPHIC LASER IMAGES CORPORATION

												  INDEX

																							  PAGES

PART I      FINANCIAL INFORMATION

	Item 1      Financial Statements

			Balance Sheets as of June 30, 1997
								 (unaudited) and December 31, 1996                4

			Statements of Operations for the six and three
			 month periods ended June 30, 1997 and
								 1996 (unaudited)                                 5

								Statements of Cash Flows for the six month
								  periods ended June 30, 1997 and 1996
								  (unaudited)                                     6

			Notes to Financial Statements
								  (unaudited)                                     7-8

	Item 2      Management's Discussion and Analysis of
			  Financial Condition and Results of
								  Operations                                      9-10

PART II     OTHER INFORMATION

	Item 1      Legal Proceedings
	Item 2      Changes in Securities
	Item 3      Defaults Upon Senior Securities
		  Item 4          Submission of Matters to a Vote of Security-
								Holders
		  Item 5          Other Information
		  Item 6          Exhibits and Reports on Form 8-K                  11

Signatures                                                                12









								 Xerographic Laser Images Corporation
												Balance Sheets

															 June 30,         December 31,
																1997               1996
															-----------       -----------
															(unaudited)


ASSETS
------
Current assets:
		  Cash                                    $145,652          $219,723
		  Accounts receivable, less allowance
			 for doubtful accounts of $2,000 in
			 1997 and $5,000 in 1996                 24,937            20,314
															  ----------        ----------
		  Total current assets                     170,589           240,037
															  ----------        ----------
Property and equipment, net                       25,835            35,191
Other assets                                       7,274             4,432
															  ----------        ----------
		  Total assets                            $203,698          $279,660
															  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
		  Accounts payable                        $318,416          $352,346
		  Deferred revenue                          34,333           101,000
		  Accrued expenses                         269,947           179,943
		  Accrued severance costs                   28,022            68,704
		  Current portion of capital leases         11,731            11,731
															  ----------        ----------
		  Total current liabilities                662,449           713,724
															  ----------        ----------
Capital lease obligations                          9,421            16,908
Subordinated notes payable                       283,688           283,688
															  ----------        ----------
		  Total liabilities                        955,558         1,014,320
															  ----------        ----------
Stockholder's equity (deficit)
		  Series A Preferred stock, $.01 par value;
			 authorized 1,000,000 shares; 315,238
			 issued and outstanding at June 30, 1997
			 and December 31, 1996.                   3,152             3,152
		  Common stock, $.01 par value; 30,000,000
			 shares authorized:  2,039,310 issued and
			 outstanding at June 30, 1997 and
			 1,778,646 outstanding at
			 December 31, 1996.                      20,393            17,786
		  Additional paid-in capital             8,463,323         8,434,353
		  Accumulated deficit                   (9,238,728)       (9,189,951)
															 -----------       ------------
		  Total stockholders' equity (deficit)    (751,860)         (734,660)
															 -----------       ------------
Total liabilities and stockholders' equity      $203,698          $279,660
															 ===========       ============

The accompanying notes are an integral part of the financial statements.










											Xerographic Laser Images Corporation
												  Statements of Operations

														 Three Months Ended                            Six Months Ended
												-----------------------------------        -----------------------------------
												June 30, 1997         June 30, 1996        June 30, 1997         June 30, 1996
												-------------         -------------        -------------         -------------
												 (unaudited)           (unaudited)          (unaudited)           (unaudited)

Product revenues                $           48,649       $        49,130       $        68,703        $      108,841
Contract and license revenues              449,051                     -               690,718                25,000
													-------------         -------------        -------------         -------------
	 Total revenues                         497,700                49,130               759,421               133,841
													-------------         -------------        -------------         -------------
Cost and expenses:
	 Cost of product revenues                11,957                34,315                22,752                72,076
	 Cost of contract and license revenues  161,023                     -               201,955                     -
	 Research and development               155,555                87,283               268,046               157,766
	 Sales and marketing                     14,036                 7,073                21,366                19,863
	 General and administrative             151,175               167,103               296,443               268,519
													-------------         -------------        -------------         -------------
	 Total cost and expenses                493,746               295,774               810,562               518,224
													-------------         -------------        -------------         -------------

Profit or (loss) from operations             3,954              (246,644)              (51,141)             (384,383)
													-------------         -------------        -------------         -------------

Other income                                 1,050                     -                 5,789                     -
Net interest expense                        (1,700)               (5,361)               (3,425)              (11,189)
													-------------         -------------        -------------         -------------

Net profit or (loss)            $            3,304       $      (252,005)      $       (48,777)       $     (395,572)
													=============         =============        =============         =============

Net loss per common share       $            0.00        $         (0.18)      $         (0.03)       $        (0.29)

Weighted average common and common
	 equivalent shares outstanding        1,908,978             1,396,146             1,843,812             1,367,396



The accompanying notes are an integral part of the financial statements.











										 Xerographic Laser Images Corporation
												 Statements of Cash Flows

																			Six Months Ended       Six Months Ended
																			 June 30, 1997          June 30, 1996
																			  (unaudited)            (unaudited)
Cash flows from operating activities:
		  Net loss                                      $        (48,777)     $       (395,572)
	Adjustments to reconcile net loss to net cash
		  used in operating activities:
		  Depreciation and amortization                            9,356                14,537
		  Issuance of common stock for services rendered          31,577                 3,450
	(Increase) decrease:
			  Accounts receivable                                  (4,623)              263,835
			  Inventory                                                 -                (1,740)
			  Other assets                                         (2,842)                2,891
	Increase (decrease):
			  Accounts payable                                    (33,930)               67,270
			  Deferred revenues                                   (66,667)                    -
			  Accrued expenses                                     90,004               (95,738)
			  Accrued severance costs                             (40,682)              (37,101)
																			---------------       ---------------
Net cash used by operating activities                          (66,584)             (178,168)
																			---------------       ---------------

Cash flows from financing activities:
		  Cash overdraft                                               -                (1,432)
		  Proceeds from issuance of Subordinated Notes                 -               195,000
		  Payments of notes payable                                    -                (5,500)
		  Payments under capital lease obligations                (7,487)               (5,651)
																			---------------       ---------------
Net cash provided (used) by financing activities                (7,487)              182,417
																			---------------       ---------------

Net increase (decrease) in cash                                (74,071)                4,249
Cash at beginning of period                                    219,723                     -
																			---------------       ---------------
Cash at end of period                                 $        145,652      $          4,249
																			===============       ===============

Supplemental disclosure of cash flow information:
	Cash paid for interest                             $          3,424      $         17,281


The accompanying notes are an integral part of the financial statements.










							 XEROGRAPHIC LASER IMAGES CORPORATION

								  Notes to Financial Statements

											 June 30, 1997


1. Nature of Business and Basis of Presentation
	--------------------------------------------

During the first half of 1997, Xerographic Laser Images Corporation, ("XLI" or the "Company") has focused on the implementation and commercialization of the XLI SuperChip Enhancement Technology ("SuperChip Technology") in ASIC (Application Specific Integrated Circuit) and VHDL (Virtual Hardware Description Language) product forms. These product are targeted for the large printer and printer controller OEM's that provide products to mass-markets. These SuperChip Technology products are expected to provide the Company with a family of revenue producing product offerings for the next several years. To date five (5) companies have licensed the SuperChip VHDL product for the incorporation of the Company's SuperChip Technology into their own ASIC products. In addition, in the second quarter of 1997, the Company entered into a co-development and license agreement with a Colorado-based designer and marketer of integrated circuits. Pursuant to this agreement, a SuperChip ASIC will be designed and fabricated for sale directly by XLI. XLI expects to have samples of this SuperChip ASIC available for evaluation during the third quarter of 1997, with chips available for sale to printer OEMs. Initial sales activity for this ASIC has been focused primarily in Japan and the USA where the majority of laser printer and printer controller manufacturers are located.

The Company hopes to increase revenue through additional corporate alliances and additional licensing of the SuperChip Technology. The Company also plans to add additional engineering resources in 1997 in order to meet the demands from existing and anticipated OEM agreements. The addition of such resources will result in increased research and development costs and may negatively affect cash flow. For the six months ending June 30, 1997, the Company had negative cash flow from operations of $66,584.

Despite the favorable reception the Company has received for its SuperChip Technology and the potential revenue that may be generated pursuant to future co-development agreements with OEMs, significant risk remains due to the Company's short range cash needs. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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









3. Management's Discussion and Analysis of Financial Condition and
	---------------------------------------------------------------
Results of Operations
---------------------

Results of Operations

The Company's strategy is to design and develop products derived from XLI's current technology in collaboration with strategic partners.

Revenues for the second quarter of 1997, which ended June 30, 1997 were $497,700, an increase of $448,570 from 1996's second quarter revenues of $49,130. Revenues for the six-month period ended June 30, 1997 were $759,421, an increase of $625,577 from the $133,841 of revenue recorded for the six months ended June 30, 1996. The Company recognized $449,051 in contract and license revenues in connection with agreements with Samsung Electronics Co., Ltd. and Xionics Document Technologies, Inc. in the second quarter of 1997 and none in the second quarter of 1996.

The Company recorded a net profit of $3,304 for the second quarter of 1997, as compared to a net loss of $252,005 for the same period in 1996. The increase in profitability is attributable to the increase in contract and license revenues in the second quarter of 1997.

The Company's gross margin on product sales was 75% for the second quarter of fiscal year 1997 compared to 30% for the same period in 1996. The gross margin for the six months ended June 30, 1997 was 67% compared to 34% for the same period in 1996. This was mainly due to the board inventory being written off in December 1996.

Research and development costs for the three month period ended June 30, 1997 were $155,555 or approximately 31% of revenues as compared to $87,283 or approximately 178% of revenues for the second quarter of 1996. Research and development costs for the six months ended June 30, 1997 were $268,046, as compared to $157,766 for the same period in 1996. The increase in research and development costs from June 30, 1996 to June 30, 1997 of $110,280 was due to the hiring of additional engineering personnel and increased use of independent engineering consultants. The Company's engineering emphasis will continue to be on the development of ASICs incorporating the Company's proprietary high resolution technology for the OEM market.

Selling and marketing expenses for the three month period ended June 30, 1997 were $14,036 or approximately 3% of revenues as compared to $7,073 or approximately 14% of revenues for the three month period ended June 30, 1996. Selling and marketing expenses for the six months ended June 30, 1997 were $21,366, as compared to $19,863 for the same period in 1996. The slight increase of $1,503 is attributable to a change in the commissions structure in connection with board sales as the Company attempts to sell off its remaining board inventory. The Company will promote its board products primarily through telemarketing and its ASIC technology through third party partnerships.

General and administrative expenses for the three month period ended June 30, 1997 were $151,175 or approximately 30% of revenues as compared to $167,103 or approximately 340% of revenues for the three month period ended June 30, 1996. The decrease is attributable to the refund of foreign income taxes from the Korean Tax Authority in April 1997. General and administrative expenses for the six months ended June 30, 1997 were $296,443 as compared to $268,519 for the same period in 1996. This increase was primarily due to professional fees (patent legal fees).


Liquidity and Capital Resources

At June 30, 1997 the Company had current assets of $170,589, current liabilities of $662,449 and cash of $145,652.

The Company continues to fund its operations from its cash account and from cash flow provided from contract development agreements and technology licenses. Additionally, in April 1997 the Company received from Samsung Electronics Co., Ltd. a $62,446 refund for taxes withheld on a development contract in 1996.

The Company has no current plans to undertake a debt or equity financing in 1997. Funds for operations and development efforts will come from the Company's available cash and from current or anticipated licensing and royalty fees. If the Company is unable to fund its operations from cash flow, the Company's development efforts and operations will be materially adversely effected.

The Company has no current commitments for any material capital expenditures.







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

Item 5.  Other Information

		  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

		  (a) The following exhibits are filed herewith:

				  Exhibit Number          Title
				  --------------          -----

						  10.43             Development and License Agreement
												  dated May 30, 1997, between the
												  Company and SIS Microelectronics, Inc.

						  10.44             License and Royalty Agreement dated
												  June 26, 1997, between the Company
												  and PCPI Technologies, Inc.


		  (b) There were no reports on Form 8-K filed by the Company during
				the quarter ended June 30, 1997.










Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



										  Xerographic Laser Images Corporation
									 ------------------------------------------------
																 (Company)





Date: July 28, 1997         By:  /s/ James L. Salerno
		-------------             --------------------------------------------
											 James L. Salerno, Chief Financial Officer
											(Principal Financial and Accounting Officer)