Form 10QSB
period 1997-09-30
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1997-10-29
CIK 877937

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                      FORM 10-QSB
(Mark One)

	(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended September 30, 1997.
					       -------------------
	(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934
		For the transition period from ____________ to ____________

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

101 Billerica Avenue, 5 Billerica Park, North Billerica, MA           01862
-----------------------------------------------------------           -----
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




   	Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

	 Class                                Outstanding at October 23, 1997
	-------                              ---------------------------------

Common Stock, $.01 par value
	      per share                                     2,039,310  *

Series A Convertible Preferred
	Stock, $.01 par value
	per share                                             315,238

	* Common stock including equivalents, options and warrants exercisable at current market price or lower equal 3,600,969 shares.

Transitional Small Business Disclosure Format:
	Yes        No   X
	   -----      -----


                           XEROGRAPHIC LASER IMAGES CORPORATION

                                        INDEX

                                                                        PAGES
PART I          FINANCIAL INFORMATION

     Item 1     Financial Statements

                Balance Sheets as of September 30, 1997
                (unaudited) and December 31, 1996                          4

                Statements of Operations for the nine and three
                month periods ended September 30, 1997 and
                1996 (unaudited)                                           5

                Statements of Cash Flows for the nine month
                periods ended September 30, 1997 and 1996
                (unaudited)                                                6

                Notes to Financial Statements
                (unaudited)                                                7-8

     Item 2     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                 9-10

PART II         OTHER INFORMATION

     Item 1     Legal Proceedings
     Item 2     Changes in Securities
     Item 3     Defaults Upon Senior Securities
     Item 4     Submission of Matters to a Vote of Security
                Holders
     Item 5     Other Information
     Item 6     Exhibits and Reports on Form 8-K                           11

     Signatures                                                            12


                           Xerographic Laser Images Corporation
                                      Balance Sheets

                                          September 30     December 31
                                              1997             1996
                                          ------------     -----------
                                           (unaudited)
                  ASSETS
                 --------
Current assets:
     Cash                                     $15,328         $219,723
     Accounts receivable, less allowance
        for doubtful accounts of $2,000 in
        1997 and $5,000 in 1996                19,237           20,314
     Other current assets                       9,040                -
                                           -----------      -----------
     Total current assets                      43,605          240,037
                                           -----------      -----------
Property and equipment, net                    21,157           35,191
Other assets                                    2,798            4,432
                                           -----------      -----------
     Total assets                              67,560          279,660
                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
     Accounts payable                        $300,703         $352,346
     Deferred revenue                               -          101,000
     Accrued expenses                         238,841          179,943
     Accrued severance costs                    3,750           68,704
     Current portion of capital leases         11,731           11,731
                                           -----------      -----------
     Total current liabilities                555,025          713,724
                                           -----------      -----------
Capital lease obligations                       6,488           16,908
Subordinated notes payable                    283,688          283,688
                                           -----------      -----------
     Total liabilities                        845,201        1,014,320
                                           -----------      -----------
Stockholder's equity (deficit)
     Series A Preferred stock, $.01 par
       value; authorized 1,000,000 shares;
       315,238 issued and outstanding at
       September 30, 1997 and December 31,
       1996.                                    3,152            3,152
     Common stock, $.01 par value;
       30,000,000 shares authorized:
       2,039,310 issued and outstanding at
       September 30, 1997 and 1,778,646
       issued and outstanding at
       December 31, 1996                       20,393           17,786
     Additional paid-in capital             8,463,323        8,434,353
     Accumulated deficit                   (9,264,509)      (9,189,951)
                                           -----------      -----------
     Total stockholders' equity (deficit)    (777,641)        (734,660)
                                           -----------      -----------
     Total liabilities and stockholders'
       equity (deficit)                       $67,560         $279,660
                                           ===========      ===========

The accompanying notes are an integral part of the financial statements



                           Xerographic Laser Images Corporation
                                 Statements of Operations


                                        Three Months Ended                Nine Months Ended
                                   ----------------------------      ----------------------------
                                   September 30    September 30      September 30    September 30
                                       1997            1996              1997            1996
                                   ------------    ------------      ------------    ------------
                                   (unaudited)     (unaudited)       (unaudited)     (unaudited)


Product revenues                        $25,843         $57,654           $94,545        $166,495
Contract and license revenues           266,823         225,000           957,541         250,000
                                      ----------      ----------        ----------      ----------
    Total revenues                      292,666         282,654         1,052,086         416,495

Cost and expenses:
    Cost of product revenues              4,232          33,319            26,983         105,395
    Cost of contract and license rev     20,200               -           222,155               -
    Research and development            125,567          90,701           393,614         248,467
    Sales and marketing                  11,468          13,518            32,834          33,381
    General and administrative          149,257         122,693           445,700         391,212
                                      ----------      ----------        ----------      ----------
    Total cost and expenses             310,725         260,231         1,121,286         778,455

Loss from operations                    (18,059)         22,423           (69,200)       (361,960)

Other income                                  -             326             5,789           1,826
Net interest expense                     (7,722)        (17,132)          (11,147)        (29,821)
                                       ----------     ----------        ----------      ----------
Net (loss)                             ($25,781)         $5,617          ($74,558)      ($389,955)
                                       ==========     ==========        ==========      ==========
Net loss per common share                ($0.01)          $0.00            ($0.04)         ($0.26)

Weighted average common and common
    equivalent shares outstanding     2,039,310       1,778,647         1,908,978       1,493,925



The accompanying notes are an integral part of the financial statements.


                           Xerographic Laser Images Corporation
                                Statements of Cash Flows


                                         Nine Months Ended   Nine Months Ended
                                           September 30        September 30
                                               1997                1996
                                         -----------------   -----------------
                                            (unaudited)         (unaudited)

Cash flows from operating activities:
     Net loss                                   ($74,558)        ($389,955)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                14,034            23,259
     Issuance of common stock as compensation     31,577            15,325
     (Increase) decrease:
        Accounts receivable                        1,077           123,250
        Inventory                                      -             9,154
        Other assets                              (7,406)            4,177
     Increase (decrease):
        Accounts payable                         (51,643)           89,202
        Deferred revenues                       (101,000)                -
        Accrued expenses                          58,897            12,822
        Accrued severance costs                  (64,954)          (54,113)
                                                ---------         ---------
Net cash used in operating activities           (193,975)         (166,879)
                                                ---------         ---------
Cash flows from financing activities:
     Cash overdraft                                    -            (1,432)
     Proceeds from issuance of subordinated
        notes                                          -           195,000
     Payments of notes payable                         -            (5,500)
     Payments under capital lease obligations    (10,420)           (9,228)
                                                ---------         ---------
Net cash provided (used in investing activities) (10,420)          178,840
                                                ---------         ---------

Net increase (decrease) in cash                 (204,395)           11,961
Cash at beginning of period                      219,723                 -
                                                ---------         ---------
Cash at end of period                            $15,328           $11,961
                                                =========         =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                        $11,147           $22,003

The accompanying notes are an integral part of the financial statements.



              		       XEROGRAPHIC LASER IMAGES CORPORATION

                     			   Notes to Financial Statements

                           				 September 30, 1997

1.  Nature of Business and Basis of Presentation
    --------------------------------------------

The Company continues to focus on the implementation and commercialization of the XLI SuperChip Enhancement Technology ("SuperChip Technology") in ASIC (Application Specific Integrated Circuit) and VHDL (Virtual Hardware Description Language) product forms. These products are targeted for the large printer and printer controller OEM's that provide products to mass markets. SuperChip Technology products is expected to provide the Company with a line of Increased revenue levels for the next several years.

Prototype SuperChip ASICs (now being marketed as the XLI-2050 Chip) were received late in the third quarter and are undergoing qualification testing by the Company's engineers. During the fourth quarter of this year the sales activity of the XLI-2050 will be the major focus for the Company including the release of an XLI-2050 Test & Evaluation board for OEMs to directly evaluate the XLI ASIC driving their own print engines. The Company has hired a Vice President of Sales and Marketing to lead the marketing and sales of the SuperChip Enhancement Technology on a worldwide basis. XLI plans to provide engineering samples of the XLI-2050 to several potential OEM customers during the fourth quarter and to have production XLI-2050 chips available in the first quarter of 1998.

During the third quarter, the Company also completed a design (funded through a licensee non-recurring engineering development project) for a scaling/ enhancement ASIC for flat-panel displays. Prototype ASIC chips are expected in the fourth quarter of this year. Although this is an extension of the Company's Technology outside the printer market, there are no current plans to market such a product and, if done so, there is no assurance that this product would have market acceptance.

In October 1997, the Company entered into a license agreement with Pixel Magic, Inc. (a provider of ASIC's and controller designs to OEMs) for the SuperChip Enhancement Technology in both the VHDL and ASIC forms. Including the agreement with Pixel Magic, the Company has entered into six license agreements for its SuperChip Technology to date.

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



3.  Management's Discussion and Analysis of Financial Condition and
    ---------------------------------------------------------------
Results of Operations
---------------------

Results of Operations

The Company's strategy is to design and develop products for the OEM market derived from the Company's proprietary high resolution technology in collaboration with strategic partners.

Revenues for the third quarter of 1997, which ended September 30, 1997 were $292,666, an increase of $10,012 from 1996's third quarter revenues of $282,654. Revenues for the nine-month period ended September 30, 1997 were $1,052,086 an increase of $635,591 from the $416,495 of revenue recorded for the nine months ended September 30, 1996. The Company recognized $266,823 in contract and license revenues in connection with agreements with three major licensees in the third quarter of 1997 and $225,000 in the third quarter of 1996.

The Company recorded a net loss of $25,781 for the third quarter of 1997, as compared to a net profit of $5,617 for the same period in 1996. The decrease in profitability is attributable to an increase in cost associated with generating contract and license revenues and an increase in research and development expense of $34,866 and an increase in general and administrative expense of $26,564 offset by the increase in contract and license revenue of $41,823 in the third quarter of 1997.

The Company's gross margin on product sales was 84% for the third quarter of fiscal year 1997 compared to 42% for the same period in 1996. The gross margin for the nine months ended September 30, 1997 was 71% compared to 37% for the same period in 1996. This was mainly due to the board inventory being written off in December 1996.

Research and development costs for the three month period ended September 30, 1997 were $125,567 or approximately 43% of revenues as compared to $90,701 or approximately 32% of revenues for the third quarter of 1996. Research and development costs for the nine months ended September 30, 1997 were $396,614, as compared to $248,467 for the same period in 1996. The increase in research and development costs from September 30, 1996 to September 30, 1997 of $145,147 was due to the hiring of additional engineering personnel and purchase of engineering development supplies. The Company's engineering emphasis will continue to be on the development of ASICs incorporating the Company's proprietary high resolution technology for the OEM market.

Selling and marketing expenses for the three month period ended September 30, 1997 were $11,468 or approximately 4% of revenues as compared to $13,518 or approximately 5% of revenues for the three month period ended September 30, 1996. Selling and marketing expenses for the nine months ended September 30, 1997 were $32,834, as compared to $33,381 for the same period in 1996.

General and administrative expenses for the three-month period ended
September 30, 1997 were $149,257 or approximately 51% of revenues as compared to $122,693 or approximately 43% of revenues for the three-month period ended September 30, 1996. The increase of $26,564 is attributable to an increase
in payroll expense and the increased use of independent consultants.   General
and administrative expenses for the nine months ended September 30, 1997 were $445,700 as compared to $391,212 for the same period in 1996. This increase of $54,488 was primarily due to an increase in payroll expense and the increased use of independent consultants.

Liquidity and Capital Resources

At September 30, 1997 the Company had current assets of $43,605, current liabilities of $555,025 and cash of $15,328.

The Company has the option of prepaying subordinated notes at 50% interest ($141,844) prior to November 30, 1998.

The Company continues to fund its operations from available cash and from cash flow provided from contract development agreements and technology licenses. On October 15, 1997, the Company received a cash payment of $375,000 as a license fee and prepaid royalties in connection with a nonexclusive license agreement entered into by the Company.

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

                Not Applicable

Item 3.         Defaults Upon Senior Securities

                Not Applicable

Item 4.         Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.         Other Information

                Not Applicable

Item 6.         Exhibits and Reports on Form 8-K

                (a)  The following exhibit is filed herewith.

                      Exhibit Number    Title
                      --------------    -----

                          10.45         Technology License and Supply
                                        Agreement dated October 15, 1997,
                                        between the Company and Pixel
                                        Magic, Inc.


                (b) There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.








Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Xerographic Laser Images Corporation
                                   ------------------------------------
                                                (Company)





Date: October 29, 1997             By:         /s/ James L. Salerno
     --------------------             --------------------------------------
                                   James L. Salerno, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)