Form 10-K
period 1997-12-31
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1998-04-07
CIK 877937

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                            ------------------------
(MARK ONE)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-11236

                      XEROGRAPHIC LASER IMAGES CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                      51-0319174
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    101 BILLERICA AVENUE, 5 BILLERICA PARK                         01862
             NORTH BILLERICA, MA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 670-5999

                            ------------------------

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

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

            (1)  Yes X  No  _                     (2)  Yes X  No  _

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The issuer's revenues for its fiscal year ended December 31, 1997 were $1,520,781.

     As of March 27, 1998, 3,574,941 shares of Common Stock, $.01 par value per share, and 315,238 shares of Series A Preferred Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common and Series A Convertible Preferred Stock, based upon the average of the bid and ask prices for such stock on that date, were approximately $857,765 and $194,429 respectively.
================================================================================

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Founded in 1989, Xerographic Laser Images Corporation ("XLI" or the "Company") designs, develops and markets high-performance hardware and software products primarily for laser printing applications. XLI is a provider of high technology enhancement products for printers, digital copiers, multi-function devices, and fax systems.

     XLI's proprietary precision dot positioning technology enables high-quality text, line-art graphics and photographic images to be generated at low costs and high speeds using standard and inexpensive printing devices.

XLI's technology is used in the following applications:

     - High quality text and line art edge enhancement

     - Life-like photographs with gray scale rendition

     - Digital copier functions

     - Hi-Definition Fax

     - High Quality Color Images on inexpensive color laser printers

     - High performance image enhancement and modulation for demand printing applications

     - Application Specific Integrated Circuits (ASIC) and Core Modules to meet customer requirements and costs

PRODUCTS AND PRODUCT DEVELOPMENT

     During the past two years XLI has changed its focus from a low-volume niche market supplier of enhancement board products for VARs and end users toward a supplier of mass-market integrated circuit technology for printer and printer controller OEMs. During 1997, the sales of all board products were discontinued due to diminishing sales caused by the introduction of higher resolution printers, some with enhancement technology such as the new XLI integrated circuit chip designed directly into the printer controller. XLI's first ASIC (Application Specific Integrated Circuit) product, the XLI-2050 ImageChip, was introduced to the market in 1997. This ASIC is a highly integrated laser printer enhancement chip with fax, text and line-art edge enhancement plus single-bit grayscale enhancement. Additional features in the chip are multi-bit modes for digital copy functions. XLI is also selling the ImageChip technology used in the XLI-2050 to customers in the form of VHDL Core Modules (design modules that can be used by XLI customers to develop their own ASICs that incorporate multiple applications, including XLI's). The ASICs developed using the XLI Core Modules are incorporated by customers into printer controller boards that are imbedded into the printing device as an integral component. Engineering samples of the XLI-2050 ImageChip, with limited functionality (bugs in the first chip fabrication), are now being sampled to developers with full functionality chips planned for the second half of 1998. To date the company has entered into six license agreements for its ImageChip technology, including the recent licensing by Pixel Magic, Inc. Licenses have been signed with both major printer controller suppliers and printer OEMs.

     XLI also has in development (funded through a licensee non-recurring engineering development project) a scaling/enhancement ASIC for flat-panel displays. Although this is an extension of the XLI's technology outside the printer market, there are no current plans to market such a product and, if done so, there is no assurance that this product would have market acceptance.

     Although the new product developments around the ImageChip technology look promising at this time, XLI is just beginning to enter the product life cycle where significant technical and sales support will be necessary to succeed in this highly competitive market. XLI will require additional funding and resources in order to maximize the potential of its new products. XLI also expects to continue development of subsequent generations of its ImageChip products to incorporate additional features and functions and also to reduce costs. No assurance can be given that these products will be developed or, if developed, will be successfully marketed.

SALES AND MARKETING

     In the fall of 1997, XLI added a full-time Vice President of Sales and Marketing in charge of worldwide sales and marketing of its ASIC and VHDL product offerings. This individual manages the sales and marketing efforts in the US market and XLI currently has a sales agent in Japan to aid in covering the Japanese market. To assist in the sales cycle, an evaluation test board with the XLI-2050 ASIC is now available to customers. The XLI-2050 ImageChip is expected to be the major source of income (through licensing, chip sales and royalties) for the foreseeable future.

PATENTS AND PROPRIETARY INFORMATION

     XLI relies on a variety of methods to protect its products and technology, including patent, trademark, copyright and trade secret protection. Three patents have been awarded (2 US patents and 1 Korean patent) which cover an innovative method of modulating the laser devices found in laser printers for the desktop as well as network printers. Additional patents have been filed on edge enhancement technology applicable for both text and line graphics, a unique all digital implementation of the modulator used in the XLI enhancement technology capable of being implemented in integrated circuits and a single pass color engine method. An additional patent application is in process for an innovative grayscale enhancement method. This technology is applicable for both monochrome and color laser printers. XLI protects its technical innovations both domestically and internationally (Europe, Korea and Japan) through these patent filings. To protect its trade secrets, proprietary software and know-how, XLI requires that all employees, key resellers, consultants and licensees sign nondisclosure agreements.

     Although XLI believes that patent protection for its products is important to its ultimate success, no assurance can be given that any patents granted will be enforceable or provide XLI with meaningful protection from competitors. In addition, there can be no assurance that XLI proposed products will not infringe the patent rights of others. XLI may be forced to expend substantial resources if XLI is required to defend against any such infringement claims. Furthermore, there can be no assurance that XLI will be able to maintain the secrecy of any of its proprietary technology, know-how or trade secrets or that others will not independently develop substantially equivalent technology.

     The core technology for XLI was invented by Dr. Adam L. Carley (the "Carley Core Technology"), a founder, stockholder and director of XLI. Dr. Carley and the Carley Corporation, a company controlled by Dr. Carley, have assigned to XLI all printing rights to the Carley Core Technology held by him and the Carley Corporation in return for XLI Common Stock and certain royalties based upon revenues derived by XLI from the Carley Core Technology.

PERSONNEL

     As of March 27, 1998, XLI employed 14 people, 8 of whom were in research and development, 2 in marketing and sales, 1 in manufacturing and product service, and 3 in finance and administration. XLI uses part-time technical contractors, as needed, to augment its full-time staff. Due to XLI's limited cash flow, certain key personnel have been receiving reduced cash compensation and have been issued stock options and shares of Common Stock of XLI in lieu of cash compensation.

ITEM 2.  DESCRIPTION OF PROPERTY

     XLI's administrative, sales, marketing, research and development, and product testing facility is located in North Billerica, Massachusetts. The facility consists of approximately 4,850 square feet and is leased by XLI from an unaffiliated party for $3,293 per month under a lease that expires in April 1999.

ITEM 3.  LEGAL PROCEEDINGS

     XLI is not presently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     XLI Common Stock is currently traded on the NASDAQ Bulletin Board under the symbol "XLCC", and XLI Preferred Stock is traded on NASDAQ Bulletin Board under the symbol "XLCCP". On January 4, 1995, XLI stock was delisted from the NASDAQ Small Cap market as it did not meet the minimum requirement for maintaining listing.

     The following table sets forth the range of high and low sales prices quoted on NASDAQ for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                              COMMON STOCK
                                                           -------------------
                                                             HIGH       LOW
                                                           --------   --------
1997
  First Quarter..........................................  $0.37500   $0.09375
  Second Quarter.........................................  $0.28425   $0.09375
  Third Quarter..........................................  $0.50000   $0.12500
  Fourth Quarter.........................................  $0.81250   $0.34375
1996
  First Quarter..........................................  $   0.10   $  0.001
  Second Quarter.........................................  $ 0.1875   $  0.001
  Third Quarter..........................................  $ 0.4375   $  0.125
  Fourth Quarter.........................................  $ 0.4375   $  0.125

     On March 31, 1998, the closing sale price of the Company's Common Stock was $.5625 per share and there were approximately 153 shareholders of record.

                                DIVIDEND POLICY

     The Company has never paid any cash dividends and does not anticipate payment of cash dividends on the Company's Common Stock in the foreseeable future. Under Delaware Corporation Law, dividends may be paid only out of legally available funds as proscribed by statute, subject to the discretion of the Company's Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the ability of XLI (hereinafter referred to in this section as the "Company") to successfully develop, test, produce and market its proposed products, identify and attract partners to help market its proposed products, identify and attract partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection to cover the Company's proprietary technology; raise capital for future operations and commercialization of its products; and successfully respond to technological changes in the marketplace. The Company will need to complete the pending merger or attract partners in order to exploit its products, and there can be no assurance that the Company will be successful in completing such transactions. Additional information regarding potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission.

GENERAL

     In 1997 the Company continued to focus on the design and development of ASIC and VHDL (Virtual Hardware Description Language) enhancement product offerings for the OEM printer and printer controller market. During 1997 the Company delivered VHDL modules to OEMs and introduced the XLI-2050 ImageChip ASIC (Application Specific Integrated Circuit) that incorporates all of the Company's current enhancement technology into one chip design. The Company hopes to increase revenue through additional licensing of the ImageChip technology and through sales of its ImageChip ASIC to OEMs. Production quantities of the ImageChip are planned for the second half of 1998. The Company also plans to add additional engineering resources in 1998 in order to meet the demands from existing and anticipated OEM agreements. This will result in increased research and development costs that may negatively affect cash flow. For the fiscal year ended December 31, 1997, the Company had a negative cash flow from operations of $102,122.

     On January 29, 1998 the Company entered into a Plan of Reorganization and Agreement of Merger by and among Oak Technology, Inc., Pixel Magic, Inc., and OTI Acquisition Corporation ("OTI") pursuant to which OTI will be merged with and into the Company and the Company will become a wholly-owned subsidiary of Pixel Magic, Inc., which is a wholly-owned subsidiary of Oak Technology, Inc. The ASIC products of Pixel Magic and XLI are complementary to each other and are targeted to the same printer/digital copier market. The Company believes that the merger should enhance XLI's ability to bring its products to the OEM market. The merger is subject to the approval of the Company's shareholders.

     The following table sets forth, for the periods indicated, statements of operation data of the Company expressed as a percentage of revenues.

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                           1997       1996       1995
                                                           ----       ----       ----
Revenue..................................................  100%        100%       100%
Cost of Revenue..........................................   18%         29%        45%
Research and Development.................................   33%         32%        30%
Selling and Marketing....................................    5%          5%        11%
General and Administrative...............................   48%         50%        33%
Loss from Operations.....................................  (4)%       (16)%      (19)%
Other Income (Expense)...................................  (1)%        (5)%       (2)%
Net Loss.................................................  (5)%       (21)%      (21)%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

     Revenue. Revenue for the fiscal year ended December 31, 1997 was $1,520,781 as compared to $898,618 for the fiscal year ended December 31, 1996, an increase of $622,163 or 69%. Contract and license revenue for the fiscal year ended December 31, 1997 was $1,422,990 as compared to $698,250 for the fiscal year ended December 31, 1996. Product revenues for the fiscal year ended December 31, 1997 were $97,791 as compared to $200,368 for fiscal year ended December 31, 1996, a decrease of $102,577 or approximately 51%. The 104% increase in contract and license revenue is due to an increase in the number and value of license agreements entered into by the Company for its ImageChip technology, while the decrease in product revenue was attributable to the discontinuation of the board product lines.

     Cost of Revenue. Cost of revenue for the fiscal year ended December 31, 1997 was $281,123 or 18% of revenue, as compared to $258,440 or 29% of revenue for the fiscal year ended December 31, 1996, an increase of $22,683. The increase was due mostly to the foundry cost for manufacturing the prototype XLI-2050 ImageChip partially offset by the decrease in board sales.

     Research and Development. Research and development expense for the fiscal year ended December 31, 1997 was $507,051 or 33% of revenue as compared to $287,748 or 32% of revenue for the fiscal year ended December 31, 1996. The increase in 1997 of $219,303 was primarily attributable to the hiring of additional personnel and to associated expenses to support the increase in development activity. The Company's ongoing engineering emphasis continued to be on the development of ASICs.

     Selling and Marketing. Selling and marketing expenses for the fiscal year ended December 31, 1997 were $72,485 or 5% of revenue as compared to $42,942 or 5% of revenue for the year ended December 31, 1996. The increase of $29,543 was primarily attributable to the hiring of a Vice President of Sales & Marketing in late 1997 and expenses associated with the introduction of the XLI-2050 ImageChip.

     General and Administrative. General and administrative expenses were $718,832 or 48% of revenue for the fiscal year ended December 31, 1997 as compared to $456,156 or 50% of revenue for the fiscal year ended December 31, 1996. The $262,678 increase in general and administrative expenses was attributable to the increase in royalty expenses associated with increased contract and license revenue, increased insurance costs, increased legal fees associated with the merger, increased consulting fees and additional salary costs. These increases were partially offset by a recovery of Korean taxes and negotiated settlements with vendors.

     Interest Expense. Net interest expense for the fiscal year ended December 31, 1997 was $19,361 or 1% of revenue as compared to $49,252 or 5% of revenue for the fiscal year ended December 31, 1996. Interest expense for the fiscal year ended December 31, 1997 was primarily attributable to interest on leased equipment.

     Net Loss. The Company recorded a net loss of $72,283 for the fiscal year ended December 31, 1997 as compared to a net loss of $192,588 for the fiscal year ended December 31, 1996. The decrease in the net loss of $120,305 was primarily the result of significantly higher contract and licensing revenues.

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

     Cost of Revenue. Cost of revenue for the fiscal year ended December 31, 1996 was $258,440 or 29% of revenue, as compared to $496,866 or 45% of revenue for the fiscal year ended December 31, 1995, a decrease of $238,426. The decrease was primarily due to the approximately 50% decrease in product revenue and inventory write-offs of $30,516 in connection with the discontinuation of the Company's board product lines.

     Research and Development. Research and development expense for the fiscal year ended December 31, 1996 was $287,748 or 32% of revenue as compared to $331,279 or 30% of revenue for the fiscal year ended December 31, 1995. The decrease in 1996 of $43,531 was primarily attributable to a decrease in sub-contract work associated with the Company's agreement with Samsung Electronics. The Company's ongoing engineering emphasis continued to be on the development of ASICs.

     Selling and Marketing. Selling and marketing expenses for the fiscal year ended December 31, 1996 were $42,942 or 5% of revenue as compared to $117,896 or 11% of revenue for the year ended December 31, 1995. The decrease of $74,954 was primarily attributable to use of commissioned personnel in lieu of salaried personnel.

     General and Administrative. General and administrative expenses were $456,156 or 50% of revenue for the fiscal year ended December 31, 1996 as compared to $358,040 or 33% of revenue for the fiscal year ended December 31, 1995. The $98,116 increase in general and administrative expenses was primarily attributable to an increase in professional fees and expenses.

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

     Net Loss. The Company recorded a net loss of $192,588 for the fiscal year ended December 31, 1996 as compared to a net loss of $223,457 for the fiscal year ended December 31, 1995. The decrease in the net loss of $30,869 was the result of lower operating expenses partially offset by reduced revenues.

LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal year ended December 31, 1997, the Company had a negative cash flow from operations of $102,122. This is primarily attributable to an increase in personnel and expenses associated with the development and introduction of the XLI-2050 ASIC. At December 31, 1997 the Company had current assets of $116,001, current liabilities of $647,525 and a working capital deficit of $531,542. The Company's cash balance at December 31, 1997 was $112,401 as compared to $219,723 at December 31, 1996.

     During 1995, the Company entered into an agreement with the Silicon Valley Bank to borrow against receivables. The agreement calls for interest at a monthly rate of 2.5% and requires an advance fee of 1%. As of December 31, 1997, there were no outstanding loan amounts payable to Silicon Valley Bank.

     The Company has no current plans to raise additional capital in 1998. The Company hopes to fund its ongoing operations and development efforts from ongoing and additional license and royalty fees. If the Company is unable to generate sufficient cash flow from license agreements and ASIC sales, the Company's development efforts and ability to continue as a going concern will be materially adversely affected. The Company's auditors have included in their opinion a paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

CAPITAL EXPENDITURES

     The Company does not have any material commitments for capital expenditures at this time.

EFFECTS OF INFLATION

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

INCOME TAXES

     The Company adopted Statement No. 109 "Accounting for Income Taxes" in 1993 and its implementation has had no effect on the Company's financial position and results of operation.

FINANCIAL STATEMENTS

     The Company's financial statements are shown on pages F-1 through F-15. The accounting firm of Wolf & Company, P.C. has been engaged as the Company's independent accountant for the past three years and its Report of Independent Accountants for fiscal 1997 is shown on page F-2.

ITEM 7.  FINANCIAL STATEMENTS

     See pages F-2 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 24, 1996, XLI received confirmation from Coopers & Lybrand of the decision by XLI that Coopers & Lybrand would not be engaged as XLI's independent accountants. The accounting firm of Wolf & Company, P.C. was appointed and approved by the Board of Directors to replace Coopers & Lybrand. There was no adverse opinion or disclaimer of opinion or disagreement on any matter of accounting principles or practices in Coopers & Lybrand's report on the financial statements for the fiscal years ended December 31, 1994 and December 31, 1993.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The current directors, executive officers and key employees of the Company, their ages and their positions held in the Company are as follows:

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Anthony D'Amelio..........................  68    President, Chief Executive Officer and Chairman of
                                                  the Board
James L. Salerno..........................  67    Chief Financial Officer, Treasurer and Secretary
Daniel J. Allen...........................  37    Vice President of Research and Development
Roger F. Salava...........................  61    Director of Strategic and Business Planning
Dr. Joseph L. Katz........................  55    Director and Vice President of Corporate Planning
Vincent J. Spoto..........................  52    Director
Dr. Adam Carley...........................  57    Director

     Each director is elected for a period of one year and serves until his successor is duly elected by the stockholders. Officers are elected by and serve at the discretion of the Board of Directors.

     The following is a summary of the principal occupations during the past five years of each of the directors, executive officers and key employees named above:

     Anthony D'Amelio is a founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since July 1994. From March 1993 to July of 1994, Mr. D'Amelio served as a consultant to the Company and from June 1989 to March 1993, Mr. D'Amelio was Treasurer, Chief Financial Officer, and Director of the Company. From July 1988 to July 1990, Mr. D'Amelio served as senior consultant to Alcan Corp., an aluminum and chemicals producer in the areas of business development and joint ventures. Previously, Mr. D'Amelio was Vice President, Computer Operations for Honeywell, Inc. and held several executive positions at General Electric and Cie Bull.

     James L. Salerno, Chief Financial Officer, Treasurer and Secretary since March 1995. From 1991-1995 Mr. Salerno was Treasurer of Jem International. He is a former V.P. of Finance at Preview Products Inc. from 1972-1991 and V.P. Group Controller at AMF Inc. from 1952-1972. Mr. Salerno graduated from Pace University with a BBA degree and holds a Master of Science degree from Long Island University and Harvard Business School.

     Daniel Allen, Vice President of Research and Development. Mr. Allen joined the Company in May 1991. Prior to joining the Company, Mr. Allen was Chief Engineer at Cirrus Technology, Inc., responsible for the design and manufacturing of high resolution color laser film recorders and Senior Engineer at Analogic Corp. Mr. Allen graduated from Penn State University and holds a B.S. degree in Mathematics with a minor in Computer Science.

     Roger Salava was appointed Director of Strategic and Business Planning in August 1994. Mr. Salava joined XLI in 1991 as Vice President Engineering. Prior to joining XLI, Mr. Salava was Senior Vice President of Kodak/EPPS, a subsidiary of Eastman Kodak Corporation and former Vice President of Engineering for AGFA/Compugraphic Corporation. He holds a B.S. degree from Marquette University and an M.S. from Northwestern University, both in Electrical Engineering.

     Joseph L. Katz was appointed Vice President, Corporate Development, November 1996 and has been a Director since September 30, 1996. From 1977 to 1996 Dr. Katz has held the positions of Group Leader, Department Head, Senior Principal Engineer of Network and Systems Management at Mitre Corp. Dr. Katz holds Ph.D. and M.S. degrees in Electrical Engineering from Purdue University.

     Vincent J. Spoto, a founder of the Company; previously served as President, Chief Executive Officer and Chairman of the Board of Directors from June 1989 to November 10, 1993. Mr. Spoto was a consultant to the Company for November 1994 to 1996. Presently, Mr. Spoto is President of ImageLabs, Inc. On January 6, 1997, Mr. Spoto was appointed to fill a vacancy on the Board of Directors. Mr. Spoto holds an Associates Degree in Electrical Engineering from the Wentworth Institute of Technology.

     Adam Carley, Chief Scientist, Director and founder of the Company. Dr. Carley invented the laser printing technology that forms the basis of XLI's imaging enhancement technology. For the past five years, Dr. Carley has been a consultant to the Company and President of Carley Corporation, a developer of advanced electronic circuitry for high quality laser image printing. Dr. Carley received his Ph.D. in Electrical Engineering from the Massachusetts Institute of Technology.

     The members of the Board of Directors do not receive any cash compensation for their services as Directors.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid by the Company to its Chief Executive Officer. No executive officer received annual salary and bonus exceeding $100,000 for their services in all capacities to the Company during the fiscal year ending December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                                                     -------------------------------
                                                                            AWARDS           PAYOUTS
                                                                     ---------------------   -------
                              ANNUAL COMPENSATION        OTHER       RESTRICTED
                             ----------------------      ANNUAL        STOCK                  LTIP      ALL OTHER
                                    SALARY    BONUS   COMPENSATION     AWARDS      OPTIONS   PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)      ($)        ($)           ($)          (#)       ($)         ($)
---------------------------  ----   -------   -----   ------------   ----------    -------   -------   ------------
            (A)              (B)      (C)      (D)        (E)           (F)          (G)       (H)         (I)
Anthony D. D'Amelio........  1997   $90,919                                        35,000
  President, Executive
  Officer                    1996   $22,367     --         --          $2,000(1)
  and Chairman of the Board  1995   $27,875                            $3,750(2)   80,000
                                                                       $1,562(3)

---------------
(1) 200,000 Shares of Common Stock

(2) 120,000 Shares of Common Stock

(3) 50,000 Warrants

     During 1995 investors who loaned money to the Company received warrants (3 warrants for each $1 loaned). Mr. D'Amelio received 88,000 warrants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT OF XLI

     The following table sets forth, as of March 27, 1998, the ownership of XLI Common Stock by (i) each person who is known by XLI to own of record or beneficially more than five percent of XLI Common Stock, (ii) each of XLI's directors and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of March 27, 1998, XLI had approximately 153 stockholders of record.

                                                               COMMON STOCK            PREFERRED STOCK
                                                         BENEFICIALLY OWNED(1)(2)    BENEFICIALLY OWNED
                                                         ------------------------    -------------------
                   BENEFICIAL OWNER                        NUMBER        PERCENT     NUMBER     PERCENT
                   ----------------                      -----------    ---------    -------    --------
Anthony D. D'Amelio....................................     634,554        17.7%      6,000        1.9%
101 Billerica Avenue, 5 Billerica Park
N. Billerica, MA 01862

Roger F. Salava........................................     182,750         5.1%         --         --
101 Billerica Avenue, 5 Billerica Park
N. Billerica, MA 01862

James L. Salerno.......................................     163,584         4.6%     50,000       15.9%
101 Billerica Avenue, 5 Billerica Park
N. Billerica, MA 01862

Daniel J. Allen........................................     215,001         6.0%         --         --
101 Billerica Avenue, 5 Billerica Park
N. Billerica, MA 01862

Joseph L. Katz, Trustee of Research
Investment Trust.......................................     186,422         5.2%         --         --
101 Billerica Avenue, 5 Billerica Park
N. Billerica, MA 01862

Joseph L. Katz, Individually...........................      30,000         0.8%         --         --
101 Billerica Avenue, 5 Billerica Park
N. Billerica, MA 01862

Vincent J. Spoto.......................................      97,108         2.7%         --         --
50 Cypress Road
Wellesley, MA 02181

Adam L. Carley.........................................     104,917         2.9%         --         --
6 Hillside Road
Windham, NH 03087

All directors and executive officers as a group (7
  persons).............................................   1,614,336        45.0%     56,000       17.8%

---------------
(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group.

(2) Does not include 42,777 shares issuable upon exercise of a warrant issued to Thomas James Associates, Inc. in connection with XLI's offering of Series A Preferred Stock in February 1994; 254,765 shares issuable upon exercise of the Underwriter's Warrant included in the offering in February 1994; and 427,758 shares issuable upon exercise of Class A Warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1990, the Company entered into an Agreement (the "Carley Agreement") with the Carley Corporation ("Carley Corporation"), a company founded by Dr. Adam L. Carley, a co-founder of XLI, pursuant to which the Company acquired an exclusive worldwide license to certain technology (the "Carley Technology") for the printing of text, graphics and photographic images. In consideration therefor, the Company issued 268,040 shares of Common Stock to the two stockholders of Carley Corporation, Dr. Adam L. Carley and Leonard R. Weisberg (also a co-founder of the Company), and agreed to pay royalties equal to 5% of monetary receipts resulting from the sale by XLI of hardware or software products or services based upon or associated with the Carley Technology and 33 1/3% of monetary receipts from sublicensing the Carley Technology to XLI. All royalty payments terminate upon payment of a cumulative total of $2.4 million, at which time the Carley Corporation has agreed to assign to the Company all rights, title and interest to the Carley Technology, including any improvements to the Carley Technology or future developments based on the Carley Technology. The Company has sublicensed on an exclusive and royalty-free basis the Carley Technology to the Carley Corporation for retail services including but not limited to stores, kiosks and booths for purposes including but not limited to picture making and picture reproduction.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company as noted below (the number before each Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):

EXHIBIT
NUMBER                               TITLE
-------                              -----
 1.1**    Underwriting Agreement
 1.2**    Agreement Among Underwriters
 3.1*     Restated Certificate of Incorporation, as amended
 3.2*     By-laws of the Registrant
 4.1**    Certificate of Designations, Preferences and Rights of
          Series A Cumulative Redeemable Convertible Preferred Stock
 4.2**    Specimen Series A Preferred Stock Certificate
 4.3**    Specimen Common Stock Purchase Warrant
 4.4**    Form of Warrant Agreement
 4.5**    Form of Warrant to be issued to the Representative
10.9*     Equipment Lease Agreement between the Company and Alco
          Capital Resources, Inc. dated February 26, 1992
10.11*    Agreement between the Company and William T. Lundberg,
          d.b.a. Alliance Associates dated February 11, 1992
10.12*    Form of Stock Escrow Agreement among American Stock Transfer
          & Trust Company, the Company and the stockholders of the
          Company
10.13*    1990 Stock Option Plan
10.14*    1992 Stock Option Plan
10.15*    Form of Financial Consulting Agreement between the Company and the Underwriter
10.16*    Form of Investment Banking Agreement between the Company and the Underwriter
10.17*    Research and Development Agreement between the Company and
          Kroy, Inc. dated October 26, 1990, as amended
10.18*    Form of Employee Development and Confidential Information
          Agreement
10.19*    Agreement between the Company, Carley Corporation and
          Informed Decisions dated January 15, 1990, as amended
10.19.A   Fifth Amendment Agreement between the Company, Carley
          Corporation dated February 12, 1997. (Filed with Form 10-KSB
          December 31, 1996)
10.26**   Second Amendment Agreement dated December 16, 1993 between the Company and Carley Corporation
10.28**   Agreement between the Company and TOP Alliance Consultants dated July 5, 1993
10.29**   Form of Merger and Acquisition Agreement
10.32**   Consulting Agreement between the Company and Roger Salava
          dated February 1, 1994
10.33**   Consulting Agreement between the Company and Vincent J.
          Spoto effective as of December 30, 1993
10.37     Agreement between the Company and Analog Devices, Inc. dated
          February 22, 1995 (filed with December 31, 1994 10-KSB)
10.39     Development and Licensing Agreement dated April 26, 1995,
          between the Company and Samsung Electronics, Ltd. (filed
          with September 30, 1995 Form 10-QSB)
10.40     Lease for premises at 101 Billerica Ave., N. Billerica, MA dated June 6, 1995 (filed with September 30, 1995 Form
          10-QSB)

EXHIBIT
NUMBER                               TITLE
-------                              -----
10.41     License and Royalty Agreement dated March 11, 1996, between the Company and Pipeline Associate, Inc. (filed with March
          30, 1996 Form 10-QSB)
10.42     License and Royalty Agreement dated November 13, 1996
          between the Company and Xionics Document Technologies, Inc.
          (filed on November 14, 1996)
10.43     Development and License Agreement dated May 30, 1997 by and between the Company and SIS Microelectronics, Inc. (filed
          with June 30, 1997 Form 10-QSB).
10.44     Licensing and Royalty Agreement dated June 26, 1997 by and between the Company and PCPI Technologies, Inc. (filed with
          June 30, 1997 10-QSB).
10.45     Technology License and Supply Agreement dated October 15,
          1997 by and between the Company and Pixel Magic, Inc. (filed with September 30, 1997 Form 10-QSB).

---------------
 * Filed with the Commission on June 18, 1992; Registration Statement No. 33-48684.

** Filed with the Commission on August 31, 1992; Registration Statement No.
   33-48684.

     (b) Reports on Form 8-K. The Company has filed the following reports on Form 8-K during the three months ended December 31, 1997.

     1 -- November 17, 1997

     The Company and Pixel Magic, Inc. announced on November 17, 1997 that the companies signed a Letter of Intent for Pixel Magic, Inc. to acquire XLI by merger.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 1998.

                                      XEROGRAPHIC LASER IMAGES CORPORATION

                                      By: /s/    Anthony D. D'Amelio
                                         ---------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                       NAME                                           CAPACITY                    DATE
                       ----                                           --------                    ----
                                                          President, Chief Executive          April 1, 1998
              /s/ Anthony D. D'Amelio                       Officer
---------------------------------------------------         and Chairman of the Board
                                                            (Principal Executive Officer)

                                                          Chief Financial Officer,            April 1, 1998
               /s/ James L. Salerno                         Treasurer, Secretary
---------------------------------------------------         (Principal Financial Officer)

                /s/ Dr. Joseph Katz                       Director                            April 1, 1998
---------------------------------------------------

               /s/ Vincent J. Spoto                       Director                            April 1, 1998
---------------------------------------------------

              /s/ Dr. Adam L. Carley                      Director                            April 1, 1998
---------------------------------------------------


                      XEROGRAPHIC LASER IMAGES CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE(S)
                                                                -----------
Report of Independent Accountants...........................        F-2
Balance Sheets as of December 31, 1997 and 1996.............        F-3
Statements of Loss for the Years Ended December 31, 1997,
  1996 and 1995.............................................        F-4
Statements of Changes in Stockholders' Deficit for the Years
  Ended December 31, 1997, 1996 and 1995....................        F-5
Statements of Cash Flows for the Years Ended December 31,
  1997, 1996 and 1995.......................................        F-6
Notes to Financial Statements...............................    F-7 to F-15

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Xerographic Laser Images Corporation:

     We have audited the accompanying balance sheets of Xerographic Laser Images Corporation as of December 31, 1997 and 1996 and the related statements of loss, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xerographic Laser Images Corporation as of December 31, 1997 and 1996 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Financial Statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters, which include a merger for which they will be seeking shareholder approval, are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          WOLF & COMPANY, P.C.

Boston, Massachusetts
February 27, 1998

                      XEROGRAPHIC LASER IMAGES CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                                    (NOTE 1)

                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash......................................................  $   112,401     $   219,723
  Accounts receivable, less allowance for doubtful accounts
     of $5,000 in 1996......................................        3,600          20,314
                                                              -----------     -----------
          Total current assets..............................      116,001         240,037
Property and equipment, net (Note 4)........................       16,478          35,191
Other assets................................................        3,499           4,432
                                                              -----------     -----------
          Total assets......................................  $   135,978     $   279,660
                                                              ===========     ===========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $   237,873     $   352,346
  Deferred revenue..........................................       10,000         101,000
  Accrued payroll...........................................      101,705          33,750
  Accrued expenses (Note 7).................................      286,216         146,193
  Accrued severance costs (Note 8)..........................           --          68,704
  Current portion of capital lease obligations (Note 6).....       11,731          11,731
                                                              -----------     -----------
          Total current liabilities.........................      647,525         713,724
Capital lease obligations (Note 6)..........................        5,176          16,908
Subordinated notes payable (Note 13)........................      283,688         283,688
                                                              -----------     -----------
          Total liabilities.................................      936,389       1,014,320
                                                              -----------     -----------
Stockholders' deficit (Notes 5 and 9)
  Series A Preferred stock, $.01 par value; authorized
     1,000,000 shares; 315,238 issued and outstanding.......        3,152           3,152
  Common stock, $.01 par value; 30,000,000 shares
     authorized; 2,039,310 and 1,778,646 issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................       20,393          17,786
  Additional paid-in capital................................    8,438,278       8,434,353
  Accumulated deficit.......................................   (9,262,234)     (9,189,951)
                                                              -----------     -----------
          Total stockholders' deficit.......................     (800,411)       (734,660)
                                                              -----------     -----------
          Total liabilities and stockholders' deficit.......  $   135,978     $   279,660
                                                              ===========     ===========

    See accountants' report and accompanying notes to financial statements.

                      XEROGRAPHIC LASER IMAGES CORPORATION

                               STATEMENTS OF LOSS
                                    (NOTE 1)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Revenues (Note 7):
  Product revenues.....................................  $   97,791    $  200,368    $  397,550
  Contract and license revenues........................   1,422,990       698,250       700,000
                                                         ----------    ----------    ----------
          Total revenues...............................   1,520,781       898,618     1,097,550
                                                         ----------    ----------    ----------
Costs and expenses:
  Cost of product revenues.............................      29,358       176,886       294,851
  Cost of contract and license revenue.................     251,765        81,554       202,015
  Research and development.............................     507,051       287,748       331,279
  Selling and marketing................................      72,485        42,942       117,896
  General and administrative...........................     718,832       456,156       358,040
                                                         ----------    ----------    ----------
          Total cost and expenses......................   1,579,491     1,045,286     1,304,081
                                                         ----------    ----------    ----------
Loss from operations...................................     (58,710)     (146,668)     (206,531)
                                                         ----------    ----------    ----------
Other income (expense):
  Interest expense.....................................     (19,361)      (49,252)      (24,655)
  Interest income......................................          --            --           396
  Other income.........................................       5,788         3,332         7,333
                                                         ----------    ----------    ----------
          Total other expense, net.....................     (13,573)      (45,920)      (16,926)
                                                         ----------    ----------    ----------
Net loss...............................................  $  (72,283)   $ (192,588)   $ (223,457)
                                                         ==========    ==========    ==========
Net loss per common share -- Basic.....................  $    (0.04)   $    (0.12)   $    (0.18)
Weighted average common and common equivalent shares
  outstanding -- Basic.................................   1,799,999     1,565,105     1,255,314

    See accountants' report and accompanying notes to financial statements.

                      XEROGRAPHIC LASER IMAGES CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    (NOTE 1)

                                            PREFERRED STOCK          COMMON STOCK
                                         ---------------------   ---------------------
                                         NUMBER OF               NUMBER OF               ADDITIONAL                     TOTAL
                                          SHARES                  SHARES                  PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                          ISSUED     PAR VALUE    ISSUED     PAR VALUE    CAPITAL       DEFICIT        DEFICIT
                                         ---------   ---------   ---------   ---------   ----------   -----------   -------------
Balance at December 31, 1994...........   331,558     $3,316     1,075,023    $10,750    $8,418,088   $(8,773,906)    $(341,752)
Conversion of Series A Preferred Stock
  into common stock....................   (16,320)      (164)      13,623         136            28            --            --
Issuance of common stock to key
  employees in lieu of full cash
  compensation.........................        --         --      250,000       2,500         5,312            --         7,812
Net loss...............................        --         --           --          --            --      (223,457)     (223,457)
                                          -------     ------     ---------    -------    ----------   -----------     ---------
Balance at December 31, 1995...........   315,238      3,152     1,338,646     13,386     8,423,428    (8,997,363)     (557,397)
Issuance of common stock to key
  employees in lieu of full cash
  compensation.........................        --         --      440,000       4,400        10,925            --        15,325
Net loss...............................        --         --           --          --            --      (192,588)     (192,588)
                                          -------     ------     ---------    -------    ----------   -----------     ---------
Balance at December 31, 1996...........   315,238      3,152     1,778,646     17,786     8,434,353    (9,189,951)     (734,660)
Exercise of stock options..............        --         --      260,664       2,607         3,925            --         6,532
Net loss...............................        --         --           --          --            --       (72,283)      (72,283)
                                          -------     ------     ---------    -------    ----------   -----------     ---------
Balance at December 31, 1997...........   315,238     $3,152     2,039,310    $20,393    $8,438,278   $(9,262,234)    $(800,411)
                                          =======     ======     =========    =======    ==========   ===========     =========

    See accountants' report and accompanying notes to financial statements.

                      XEROGRAPHIC LASER IMAGES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                    (NOTE 1)

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net loss..............................................  $ (72,283)   $(192,588)   $(223,457)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Inventory write-offs...............................         --       30,516       41,855
     Write-offs of fixed assets.........................         --           --        3,471
     Depreciation and amortization......................     18,713       33,321       73,766
     Issuance of common stock for services rendered.....         --       15,325        7,812
     (Increase) decrease in operating assets:
       Accounts receivable..............................     16,714      258,957     (222,702)
       Inventory........................................         --       24,665       75,821
       Other assets.....................................        933       11,469        6,281
     Increase (decrease) in operating liabilities:
       Accounts payable.................................   (114,473)     (86,882)     118,854
       Deferred revenue.................................    (91,000)     101,000           --
       Accrued expenses.................................    207,978      (27,063)     186,467
       Accrued severance costs..........................    (68,704)    (104,404)    (128,221)
                                                          ---------    ---------    ---------
Net cash provided (used) by operating activities........   (102,122)      64,316      (60,053)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Exercise of stock options.............................      6,532           --           --
  Receipts of notes payable.............................         --      204,500       26,000
  Payments of notes payable.............................         --      (35,500)          --
  Payments under capital lease obligations..............    (11,732)     (12,161)     (43,253)
  Increase (decrease) in cash overdraft.................         --       (1,432)       1,432
                                                          ---------    ---------    ---------
Net cash provided (used) by financing activities........     (5,200)     155,407      (15,821)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash.........................   (107,322)     219,723      (75,874)
Cash at beginning of year...............................    219,723           --       75,874
                                                          ---------    ---------    ---------
Cash at end of year.....................................  $ 112,401    $ 219,723    $      --
                                                          =========    =========    =========
Supplemental disclosure of cash flow information:
  Interest paid.........................................  $  19,361    $  45,616    $  20,340

    See accountants' report and accompanying notes to financial statements.

                      XEROGRAPHIC LASER IMAGES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Xerographic Laser Images Corporation (the "Company") was founded in June 1989 to develop, manufacture and market a proprietary technology which improves the quality of output from laser printers.

     For the fiscal years ended December 31, 1997, 1996 and 1995, the Company had net losses of $72,283, $192,588 and $223,457, respectively. The Company had a working capital deficit of $531,524 and total stockholders' deficit of $800,411 at December 31, 1997.

     On January 29, 1998, certain stockholders of the Company executed a "Plan of Reorganization and Agreement of Merger" (the "Merger Agreement") with OTI Acquisition Corporation, a wholly-owned subsidiary of Pixel Magic, Inc. ("Pixel"). Under the terms of the Merger Agreement, the Company will become a wholly-owned subsidiary of Pixel and the Company's stockholders will receive a cash payment based on the number of shares outstanding at the time of the merger and the conditional right to receive additional cash payments based on the Company meeting certain milestones through December 31, 2000. A majority of the Company's Preferred Stockholders and Common Stockholders, each voting as a separate class, must vote in favor of the Merger Agreement in order for it to be effective. Among other things, the Merger Agreement, once effective, appoints stockholder representatives, adjusts the terms of the Carley Agreement (see note
7), requires the execution of employment agreements and provides for unexercised stock options and warrants. Please refer to the amended preliminary Proxy Statement filed on March 11, 1998, pursuant to Section 14(a) of the Securities Exchange Act of 1934.

     Should the Merger Agreement not be consummated, there would be substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the amounts of revenues and expenses recorded during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to accrued expenses and the valuation allowance on deferred taxes.

Revenue Recognition

     Revenues from product sales are recognized at the time of shipment or in accordance with contractual acceptance terms. Research, development and licensing contract revenues are recognized when the related costs are incurred and performance criteria in the contract are met. The Company defers revenue associated with future services over the term of the related services.

Inventory

     Inventory was stated at the lower of cost (first in, first out) or market. During 1996, all remaining board product inventory became obsolete due to changing technology, and was written off.

Property and Equipment

     Purchased property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, which is generally five years. Property and

                      XEROGRAPHIC LASER IMAGES CORPORATION
equipment leased under capital leases are stated at cost and are amortized over the lesser of the lease term or estimated useful life.

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

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages all entities to adopt a fair value based method of accounting for stock compensation, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for employee plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Entities electing to continue to apply APB Opinion No. 25 for employee stock-based compensation must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

     Generally, stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized. The Company will continue its current accounting treatment for employee stock options and make the pro forma disclosures proscribed by this Statement.

Net Income (Loss) Per Share

     In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires that earnings per share be calculated on a basic and dilutive basis. Basic earnings per share represents income available to

                      XEROGRAPHIC LASER IMAGES CORPORATION
common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 1997 and 1996, options and warrants applicable to 3,651,250 shares and 3,710,492 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. No restatement was necessary as the adoption of SFAS No. 128 did not impact the Company's earnings per share calculations.

3. INCOME TAXES

     The Company has generated operating loss carryforwards for federal and state income tax and federal alternative minimum tax purposes of approximately $9,110,000 for the period June 9, 1989 (inception) through December 31, 1997. These net operating losses will expire at various dates through 2012. The Company has also generated research and development credits of approximately $268,000 through December 31, 1997, which expire at various dates through 2012. Utilization of these net operating loss carryforwards and research and development credits will be subject to annual limitations based on Internal Revenue Code provisions relating to changes in the Company's ownership.

     The approximate tax effect of each type of temporary difference before allocation of the valuation allowance is as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards................  $ 3,655,000    $ 3,484,000
  Tax credit carryforwards........................      268,000        211,000
  Allowance for doubtful accounts.................           --          2,000
  Accrued severance costs.........................           --         27,500
                                                    -----------    -----------
Total deferred tax asset..........................    3,923,000      3,724,500
Valuation allowance...............................   (3,923,000)    (3,724,500)
                                                    -----------    -----------
Net deferred tax asset............................  $        --    $        --
                                                    ===========    ===========

     Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a 100% valuation allowance against deferred tax assets.

                      XEROGRAPHIC LASER IMAGES CORPORATION

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997         1996
                                                       ---------    ---------
Equipment............................................  $ 121,740    $ 121,740
Capitalized lease equipment..........................    368,964      368,964
                                                       ---------    ---------
                                                         490,704      490,704
Less accumulated depreciation and amortization.......   (474,226)    (455,513)
                                                       ---------    ---------
Property and equipment, net..........................  $  16,478    $  35,191
                                                       =========    =========

5. STOCK OPTION PLANS

     The Company maintains two stock option plans (the "1990 Stock Option Plan" and the "1992 Stock Option Plan") whereby the Board of Directors, at their discretion, may issue either incentive stock options or nonqualified options to employees and nonqualified options to consultants, directors or other non-employees.

     Incentive stock options may not be granted at a price less than the fair market value of the shares at the grant date (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock) while the nonqualified options may not be granted at a price lower than the lesser of 50% of the fair market value of the shares at the grant date or the book value of the shares as of the end of the fiscal year of the Company immediately preceding the date of the grant. All grants as of December 31, 1997 were at fair market value or greater. The options generally vest ratably over a period of zero to five years. Incentive stock options granted under the plan must expire not more than 10 years from the date of grant and not more than five years in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company. All options not exercised prior to the expiration date automatically expire.

     The following table summarizes all stock option activity:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          NUMBER OF    EXERCISE
                                                           OPTIONS      PRICE
                                                          ---------    --------
Outstanding at December 31, 1994........................   137,986      $1.99
  Granted...............................................   287,000       0.03
  Canceled..............................................   (74,381)      1.50
  Terminated............................................   (25,638)      1.50
                                                          --------
Outstanding at December 31, 1995........................   324,967      $0.41
  Granted...............................................   125,500       0.02
  Canceled..............................................   (10,417)      0.03
  Terminated............................................    (1,176)      1.50
                                                          --------
Outstanding at December 31, 1996........................   438,874      $0.30
  Granted...............................................   205,000       0.127
  Exercised.............................................  (260,664)      0.025
  Terminated............................................    (3,542)      0.75
                                                          --------
Outstanding at December 31, 1997........................   379,668      $0.39
                                                          ========

                      XEROGRAPHIC LASER IMAGES CORPORATION

     In January 1998, all options became exercisable in connection with the Merger Agreement. All options will terminate once the merger is completed. Information pertaining to options outstanding at December 31, 1997 is as follows:

   RANGE OF         NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING    EXERCISE PRICE
---------------   -----------   ----------------
$  .01-$.1375       344,169          $ 0.09
$     1.50           29,500          $ 1.50
$10.50-$22.50         5,999          $12.16
                    -------
                    379,668          $ 0.39

     At December 31, 1997, 59,143 shares are available for future grants. In January and February 1998, 334,169 options were exercised.

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

                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                1997        1996         1995
                                              --------    ---------    ---------
Net loss:                    As reported....  $(72,283)   $(192,588)   $(223,457)
                             Pro Forma......   (98,318)    (194,138)    (251,426)
Net loss per common share:   As reported....     (0.04)       (0.12)       (0.18)
                             Pro Forma......     (0.05)       (0.12)       (0.20)

     The fair value of each option or warrant granted is estimated on the grant date using the Black-Scholes option pricing model. Due to the historical volatility of the Company's stock price, the fair value of the option or warrant is generally equal to the fair value of the underlying stock. The weighted average fair value of options granted as of the grant dates was $.13 and $.01 for 1997 and 1996, respectively.

6. COMMITMENTS

     The Company leases its facilities and certain equipment under operating lease agreements which expire on various dates through 1999. Rental expense incurred under these agreements was $38,558, $36,100 and $56,179 during 1997, 1996, and 1995, respectively. The Company has entered into various capital leases for office equipment, the net book value of which were $16,478 and $28,638 at December 31, 1997 and 1996, respectively.

     The future minimum annual lease obligations under these leases for the respective years ending December 31 are as follows:

                                                         CAPITAL     OPERATING
                                                          LEASES      LEASES
                                                         --------    ---------
1998...................................................  $ 18,528     $42,234
1999...................................................     8,249      17,014
2000...................................................        --       2,936
                                                         --------     -------
          Total obligation.............................    26,777      62,184
Less amount representing interest......................    (9,870)
                                                         --------
Present value of minimum lease payments................    16,907
Less current portion...................................   (11,731)
                                                         --------
Long-term obligation...................................  $  5,176
                                                         ========

                      XEROGRAPHIC LASER IMAGES CORPORATION

7. RELATED PARTY TRANSACTIONS

     In July 1989, the Company entered into an Agreement (the "Carley Agreement") with the Carley Corporation, a company founded by Dr. Adam L. Carley, a founder of the Company, pursuant to which the Company acquired an exclusive worldwide license to certain technology (the "Carley Technology") for the printing of text, graphics and photographic images. In consideration therefore, the Company issued 268,040 shares of common stock valued at $.0l per share to the two stockholders of the Carley Corporation and agreed to pay royalties equal to 5% of cash received in connection with sales of hardware or software products incorporating the Carley Technology and 33 1/3% on all related technology sublicensed to third parties, up to $2,400,000. The Carley Corporation has agreed that upon payment of the total royalty amount it will assign all rights, title and interest to the Carley Technology, including any improvements or future developments on the Carley Technology, to the Company. Upon the assignment the Company has agreed to sublicense the Carley Technology to the Carley Corporation, on an exclusive and royalty-free basis, for retail services including but not limited to stores, kiosks and booths for purposes of picture making and picture reproduction.

     In December 1993, the Company and Carley Corporation amended the Carley Agreement such that Carley Corporation shall be paid minimum royalties of: (i) $75,000 in fiscal year 1994; (ii) $82,500 in fiscal year 1995; and (iii) $90,000 in fiscal year 1996. Additionally, Carley Corporation will be entitled to additional royalties not to exceed $225,000 in each of these years based on a percentage of net profit after interest, taxes and the minimum royalty payments.

     Effective January 1, 1997, the Company and the Carley Corporation again amended the Carley Agreement to provide a royalty of 15% of cash receipts from sales and licenses of products incorporating the Carley Technology, in lieu of the previous royalty rate of 5% on boards and 33 1/3% of license fees.

     Royalties expensed under the Carley Agreement were approximately $222,644, $90,000 and $82,500 for the years ended December 31, 1997, 1996 and 1995 respectively. Cumulative royalties expensed in connection with this agreement were $740,229 through December 31, 1997. Accrued expenses at December 31, 1997 includes $222,094 due under the Carley Agreement. (See Note 1).

8. SEVERANCE CHARGES

     On November 11, 1993, the Company recorded approximately $380,000 for severance charges relating to the resignation of the Company's President and Vice President of Engineering. The cash payments associated with these charges were completed in November 1997.

9. CAPITAL STOCK

Series A Preferred Stock

     On February 22, 1994, the Company completed an offering of 850,000 units, each consisting of one share of Series A Convertible Preferred Stock and one Class A redeemable Common Stock Purchase Warrant (see "Warrants"). Through December 31, 1997, 534,762 shares of Series A Convertible Preferred Stock have been converted into 445,635 shares of Common Stock. To date, there have been no dividends paid or accrued on Series A Preferred Stock. Series A Preferred stockholders are entitled to an annual cumulative dividend of 9% provided net income exceeds 150% of the aggregate dividend payable, and in any year in which the Company does not have net earnings after taxes in excess of 150% of the aggregate dividend payable, no dividend shall be paid.

     The number of shares of Common Stock that the Series A Convertible Preferred Stock is convertible into is subject to adjustment based upon the occurrence of certain events. Each share of convertible preferred stock is currently convertible into approximately 2.5 shares of the Company's Common Stock. At December 31, 1997 the 315,238 shares of Series A Preferred Stock are convertible into 784,429 shares of Common Stock.

                      XEROGRAPHIC LASER IMAGES CORPORATION

Common Stock

     On January 20, 1993, the Company completed an initial public offering of 775,000 units, each consisting of two shares of Common Stock and one redeemable Common Stock Purchase Warrant. On November 29, 1994, the Company held a Special Meeting of the Stockholders and authorized a 1-for-6 reverse stock split of the Company's Common Stock. At December 31, 1997 and 1996 there were 2,039,310 and 1,778,646 shares of Common Stock outstanding, respectively. During 1996 and 1995 the Company awarded 440,000 and 250,000 shares of Common Stock, respectively, to key employees in lieu of cash compensation.

Warrants

     In connection with the Company's initial public offering in January 1993, the Company issued 775,000 Common Stock Purchase Warrants ("IPO Warrants") at a price of $5.00 per share if exercised prior to July 12, 1995, and at $7.00 per share if exercised thereafter until January 12, 1998. The Company also issued to Thomas James Associates, Inc., a warrant (the "Underwriter's IPO Warrant") to purchase 77,500 Units, each Unit consisting of two shares of Common Stock, and one IPO Warrant. The Underwriter's IPO Warrant is exercisable for a four year period commencing January 20, 1994, at an exercise price of $8.45 per unit.

     In connection with the Company's offering of Series A Preferred Stock in February 1994, the Company issued 850,000 Class A Warrants, each warrant allowing for the purchase of one share of Common Stock, at a price of $1.1375 per share if exercised prior to August 22, 1997, and at $1.3125 per share if exercised thereafter until February 22, 1999. The Company also issued to Thomas James Associates, Inc., a warrant (the "Underwriter's Class A Warrant") to purchase 85,000 Class A Units, each Class A Unit consisting of one share of Series A Preferred Stock, and one Class A Warrant. The Underwriter's Class A Warrant is exercisable for a five year period commencing February 22, 1994, at an exercise price of $4.80 per Class A Unit.

     The exercise price and the number of shares of Common Stock purchasable upon the exercise of the IPO, Class A, Underwriter's IPO and Underwriter's Class A Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or reclassifications of the Common Stock, or sale by the Company of shares of its Common Stock at a price below the then applicable exercise price of the Warrants. Additionally, an adjustment would be made in the case of a reclassification or exchange of Common Stock, consolidation or merger of the Company with another corporation or sale of all or substantially all of the assets of the Company in order to enable Warrant holders to acquire the kind and the number of shares of stock or other securities or property receivable in such event by a holder of the number of shares of Common Stock that might otherwise have been purchased upon the exercise of the Warrant. No adjustment to the exercise price of the Warrants will be made for dividends (other than stock dividends), if any, paid on the Common Stock or for securities issued pursuant to the Company's Stock Option Plans or other employee benefit plans of the Company.

     As a result of certain events, at December 31, 1997 the holders of the IPO Warrants were entitled to purchase 845,329 shares of Common Stock at a price of $6.42 per share and the Underwriter's IPO Warrant entitled the holder to purchase 301,602 shares of Common Stock and one Common Stock Purchase Warrant for $4.34 per share. These Warrants expired in January, 1998. Additionally, as of December 31, 1997 the holders of Class A Warrants are entitled to purchase 427,758 shares of Common Stock at $2.61 per share and the Underwriter's Class A Warrant entitles the Underwriter to purchase 254,765 Class A Units at a price of $1.60 per Unit. These Warrants expire on February 22, 1999. (See Note 1).

     At December 31, 1997, the Company had outstanding 818,462 warrants to the lenders, including insiders, for financings in 1995 and 1996 and 383,000 other warrants. These warrants were exercised and 1,201,462 shares of Common Stock were issued for $31,810 in January and February 1998.

                      XEROGRAPHIC LASER IMAGES CORPORATION

10. EXPORT REVENUES

     The Company currently operates in one industry segment. Export product revenues are generated predominantly from Europe and accounted for approximately 6%, 19% and 16% of total revenues in fiscal years 1997, 1996 and 1995, respectively.

11. SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1997, 1996 and 1995, the Company did not have any customers that accounted for greater than 10% of total product revenue. In 1997, three customers accounted for 43%, 33% and 16% of total contract and license revenue. One customer accounted for 72% of total contract and license revenues in 1996 and 59% in 1995.

12. SUPPLEMENTARY CASH FLOW INFORMATION

     Noncash financing and investing activities are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                      1997      1996       1995
                                                      -----    -------    ------
Issuance of common stock for services rendered....      --     15,325     7,812
Accrued interest converted to subordinated
  notes payable...................................      --     13,688        --

13. SUBORDINATED NOTES PAYABLE

     On May 31, 1996, the Company raised $283,688 in a limited private offering to accredited investors of subordinated nonrecourse promissory notes. Included in this amount was $13,688 of accrued interest and $75,000 of outstanding debt. In addition to a note, each subscriber received for each dollar invested a five year warrant to purchase two shares of the Company's Common Stock at an exercise price of $.0l per share. Principal and interest will be repaid, if at all, solely from the Company's pre-tax earnings for each of the five fiscal years commencing with the fiscal year ending December 31, 1996. Payments, if any, will be made annually to the holders of the notes within thirty days after the Company files its Form 10-KSB or its then equivalent form with the Securities and Exchange Commission. Such annual payments shall not exceed, in the aggregate, approximately 14% of the Company's pre-tax earnings, and shall not exceed over the five year term of the notes, three times the principal amount of the notes.

     In January, 1998 the holders of the notes agreed that if the Merger Agreement (see Note 1) were consummated, the notes could be repaid at face value.

14. FACTORING AGREEMENT

     On December 21, 1995, the Company entered into a financing arrangement with Silicon Valley Financial Services, a division of Silicon Valley Bank, to borrow against the Company's outstanding receivables. The advances bear interest at a monthly rate of 2.5% and require an advance fee of 1%. As of December 31, 1997 and 1996, there were no receivables factored with Silicon Valley Bank.

15. SIGNIFICANT RISKS AND UNCERTAINTIES

     In the normal course of business, the Company is exposed to certain risks and uncertainties which could have an impact on the Company's operations.

                      XEROGRAPHIC LASER IMAGES CORPORATION

Patent protection

     The Company protects its products and technology through the use of patents. There can be no assurance that any patent granted will be enforceable or provide meaningful protection from competitors.

Foreign customers

     The Company derives a portion of its revenues from international sales (See
Note 10). The Company could be adversely affected by changes in foreign laws, regulations, tariffs, and taxes.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to an amendment to the subordinated notes payable, the notes are expected to be repaid at face value (see Note 13), therefore, the fair value of the instruments is considered to be their face value. The fair value of capital lease obligations approximates their carrying value as they bear interest at market rates.