Form 10KSB/A
period 1997-12-31
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1998-04-24
CIK 877937

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1


                                       TO


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

             (1)  Yes [X]  No [ ]           (2)  Yes [X]    No [ ]

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

     - Hi-Definition Fax

     - High Quality Color Images on inexpensive color laser printers

     - High performance image enhancement and modulation for demand printing applications

     - Application Specific Integrated Circuits (ASIC) and Core Modules to meet customer requirements and costs

PRODUCTS AND PRODUCT DEVELOPMENT


     During the past two years XLI has changed its focus from a low-volume niche market supplier of enhancement board products for VARs and end users toward a supplier of mass-market integrated circuit technology for printer and printer controller OEMs. During 1997, the sales of all board products were discontinued due to diminishing sales caused by the introduction of higher resolution printers, some with enhancement technology such as the new XLI integrated circuit chip designed directly into the printer controller. XLI's first ASIC (Application Specific Integrated Circuit) product, the XLI-2050 ImageChip, was introduced to the market in 1997. This ASIC is a highly integrated laser printer enhancement chip with fax, text and line-art edge enhancement plus single-bit grayscale enhancement. Additional features in the chip are multi-bit modes for digital copy functions. XLI is also selling the ImageChip technology used in the XLI-2050 to customers in the form of VHDL Core Modules (design modules that can be used by XLI customers to develop their own ASICs that incorporate multiple applications, including XLI's). The ASICs developed using the XLI Core Modules are incorporated by customers into printer controller boards that are imbedded into the printing device as an integral component. Engineering samples of the XLI-2050 ImageChip, with limited functionality (bugs in the first chip fabrication), are now being sampled to developers with full functionality chips planned for the second half of 1998. XLI believes that the XLI-2050 ImageChip will be available in commercial quantities during the second half of fiscal 1998. To date the company has entered into six license agreements for its ImageChip technology, including the recent licensing by Pixel Magic, Inc. Licenses have been signed with both major printer controller suppliers and printer OEMs.


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


THE YEAR 2000 ISSUE



     Certain computer programs and microprocessors use two digits rather than four to define the applicable year. Any computer program that has date-sensitive software and microprocessors may recognize a date using "00" as the year 1900 rather than 2000. This phenomenon could cause a disruption of the Company's operations, including, among other things, a temporary inability to send invoices, or engage in similar normal business activities. Management believes the Company is substantially year 2000 compliant with respect to its selling, administration and general operations. Prior to purchasing any new equipment or software, it is Company policy to ensure that the specifications include year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems will rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company. Based on its current assessment, management believes that year 2000 compliance will not have a material adverse impact on the future operations of the Company.

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


     On March 31, 1998, the closing sale price of the Company's Common Stock was $.5625 per share and there were approximately 263 shareholders of record.

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

GENERAL


     In 1997 the Company continued to focus on the design and development of ASIC and VHDL (Virtual Hardware Description Language) enhancement product offerings for the OEM printer and printer controller market. During 1997 the Company delivered VHDL modules to OEMs and introduced the XLI-2050 ImageChip ASIC (Application Specific Integrated Circuit) that incorporates all of the Company's current enhancement technology into one chip design. The Company hopes to increase revenue through additional licensing of the ImageChip technology and through sales of its ImageChip ASIC to OEMs. The Company's strategy is to become the primary distributor of its ImageChip ASICs rather than solely a licensor of the ImageChip technology. The Company believes that its revenues and gross margins will ultimately be greater from chip sales than from earning royalties pursuant to technology licenses. Production quantities of the ImageChip are planned for the second half of 1998. The Company also plans to add additional engineering resources in 1998 in order to meet the demands from existing and anticipated OEM agreements. This will result in increased research and development costs that may negatively affect cash flow. For the fiscal year ended December 31, 1997, the Company had a negative cash flow from operations of $102,122.


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

     The following table sets forth, for the periods indicated, statements of operation data of the Company expressed as a percentage of revenues.

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                   1997      1996       1995
                                                   ----      ----       ----
Revenue..........................................  100 %     100 %      100 %
Cost of Revenue..................................   18 %      29 %       45 %
Research and Development.........................   33 %      32 %       30 %
Selling and Marketing............................    5 %       5 %       11 %
General and Administrative.......................   48 %      50 %       33 %
Loss from Operations.............................   (4)%     (16)%      (19)%
Other Income (Expense)...........................   (1)%      (5)%       (2)%
Net Loss.........................................   (5)%     (21)%      (21)%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.


     Revenue. Revenue for the fiscal year ended December 31, 1997 was $1,520,781 as compared to $898,618 for the fiscal year ended December 31, 1996, an increase of $622,163 or 69%. Contract and license revenue for the fiscal year ended December 31, 1997 was $1,422,990 as compared to $698,250 for the fiscal year ended December 31, 1996. Product revenues for the fiscal year ended December 31, 1997 were $97,791 as compared to $200,368 for fiscal year ended December 31, 1996, a decrease of $102,577 or approximately 51%. There were no product revenues from sales of ImageChip ASICs. License revenue attributable to the ImageChip technology was $1,197,990, which represented 78.8% of total revenues in 1997. The 104% increase in contract and license revenue is due to an increase in the number and value of license agreements entered into by the Company for its ImageChip technology, while the decrease in product revenue was attributable to a reduction in revenues from sales of board products. XLI ceased the production and promotion of its board products in the second half of 1996, and is in the process of selling off its remaining board inventory. XLI expects its board product revenues to continue to decrease in the future.


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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.


     Revenue. Revenue for the fiscal year ended December 31, 1996 was $898,618 as compared to $1,097,550 for the fiscal year ended December 31, 1995, a decrease of $198,932 or 18%. Product board revenues for the fiscal year ended December 31, 1996 were $200,368 as compared to $397,550 for fiscal year ended December 31, 1995, a decrease of $197,182 or approximately 50%. Contract and license revenue for the fiscal year ended December 31, 1996 was $698,250 as compared to $700,000 for the fiscal year ended December 31, 1995. The decrease in product revenue was primarily attributable to a reduction in revenues from sales of board products. XLI ceased the production and promotion of its board products in the second half of 1996, and is in the process of selling off its remaining board inventory. XLI expects its board product revenues to continue to decrease in the future.


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

LIQUIDITY AND CAPITAL RESOURCES


     For the fiscal year ended December 31, 1997, the Company had a negative cash flow from operations of $102,122. This is primarily attributable to an increase in personnel and expenses associated with the development and introduction of the XLI-2050 ASIC. At December 31, 1997 the Company had current assets of $116,001, current liabilities of $647,525 and a working capital deficit of $531,524. The Company's cash balance at December 31, 1997 was $112,401 as compared to $219,723 at December 31, 1996.

     The Company's working capital deficit in 1997, 1996 and 1995 was $531,524 $473,687 and $540,447, respectively. During these periods, the Company incurred significant losses and expended significant amounts on research and development. Additionally, the administrative costs and professional fees associated with being a public company contributed to the working capital deficits.



     During 1995, the Company entered into an agreement with the Silicon Valley Bank to factor up to $500,000 against outstanding receivables. Silicon Valley Bank has no obligation to provide funding and the factoring agreement may be terminated at any time by Silicon Valley Bank or the Company. The agreement calls for interest at a monthly rate of 2.5% and requires an administrative fee of 1% of the receivables factored. Silicon Valley Bank has been granted a security interest in all of the assets of the Company. As of December 31, 1997, there were no outstanding loan amounts payable to Silicon Valley Bank.



     The Company has no current plans to raise additional capital in 1998. The Company hopes to fund its ongoing operations and development efforts from ongoing and additional license and royalty fees as well as from funds generated from ASIC sales. If the Company is unable to generate sufficient cash flow from license agreements and ASIC sales, the Company's development efforts and ability to continue as a going concern will be materially adversely affected. The Company's auditors have included in their opinion a paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.



     In the year ended December 31, 1997, the Company funded its operations from its available cash balance at the beginning of the year of $219,723. After accounting for cash used by operating activities of $102,122 and cash expended in connection with financing activities of $5,200, the Company had $112,401 of available cash at December 31, 1997. In the fiscal year ended December 31, 1996, the Company began the year with no cash available. However, the Company did generate approximately $155,000 of cash from financing activities, primarily through the sale of subordinated notes in 1996. This combined with approximately $64,000 of cash provided from operations, resulting primarily from the collection of approximately $259,000 of accounts receivable which offset an approximately $193,000 net loss from operations, left the Company with approximately $219,700 at December 31, 1996. In the fiscal year ended December 31, 1995, the Company began the year with approximately $75,900 in cash and ended the year with no cash. Net cash used by operating activities was approximately $60,000 due primarily to a $223,000 net loss from operations. Additionally, the Company expended approximately $15,800 through financing activities, with approximately $43,000 to meet capital lease obligations for computer and office equipment. This amount was offset by approximately $26,000 of proceeds from the issuance of short-term promissory notes.


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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The current directors, executive officers and key employees of the Company, their ages and their positions held in the Company are as follows:


NAME                            AGE    POSITION
----                            ---    --------
Anthony D'Amelio...............  68    President, Chief Executive Officer and Chairman of
                                       the Board
James L. Salerno...............  67    Chief Financial Officer, Treasurer and Secretary
Daniel J. Allen................  37    Vice President of Research and Development
Roger F. Salava................  61    Director of Strategic and Business Planning
Dr. Joseph L. Katz.............  55    Director and Vice President of Corporate Planning
Vincent J. Spoto...............  52    Director
Dr. Adam Carley................  57    Director


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

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                                                     -------------------------------
                                                                            AWARDS           PAYOUTS
                                                                     ---------------------   -------
                              ANNUAL COMPENSATION        OTHER       RESTRICTED
                             ----------------------      ANNUAL        STOCK                  LTIP      ALL OTHER
                                    SALARY    BONUS   COMPENSATION     AWARDS      OPTIONS   PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)      ($)        ($)           ($)          (#)       ($)         ($)
---------------------------  ----   -------   -----   ------------   ----------    -------   -------   ------------
            (a)              (b)      (c)      (d)        (e)           (f)          (G)       (h)         (i)
Anthony D. D'Amelio........  1997   $90,919                                        35,000
  President, Executive       1996   $22,367     --         --          $2,000(1)
  Officer and Chairman of    1995   $27,875                            $3,750(2)   80,000                 $1,562(3)
  the Board


---------------
(1) 200,000 Shares of Common Stock

(2) 120,000 Shares of Common Stock

(3) 50,000 Warrants

     During 1995 investors who loaned money to the Company received warrants (3 warrants for each $1 loaned). Mr. D'Amelio received 88,000 warrants.


     The following table sets forth individual grants of stock options made to the Chief Executive Officer during the fiscal year ending December 31, 1997.



                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                              (INDIVIDUAL GRANTS)



                                     NUMBER OF         PERCENT OF
                                     SECURITIES    TOTAL OPTIONS/SARs
                                     UNDERLYING        GRANTED TO       EXERCISE OF
                                    OPTIONS/SARS      EMPLOYEES IN      BASE PRICE    EXPIRATION
NAME                                 GRANTED(#)       FISCAL YEAR         ($/Sh)         DATE
----                                ------------   ------------------   -----------   ----------
                    (a)                 (b)               (c)               (d)          (e)
Anthony D. D'Amelio...............     35,000              17%             .1375       6/3/2002



     The following table sets forth information concerning each exercise of stock options by the Chief Executive Officer during the fiscal year ending December 31, 1997.



              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR


                          AND FY-END OPTION/SAR VALUES



                                                                    NUMBER OF
                                                                   UNEXERCISED                  VALUE OF
                                                                   SECURITIES                  UNEXERCISED
                                                                   UNDERLYING                 IN-THE-MONEY
                                  SHARES                          OPTIONS/SARS                 OPTION/SARS
                                ACQUIRED ON      VALUE            AT FY-END(#)                AT FY-END($)
NAME                            EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                            -----------   -----------   -------------------------   -------------------------
             (a)                    (b)           (c)                  (d)                         (e)
Anthony D. D'Amelio...........    53,333        $5,000           0/61,667                       0/$2,500

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT OF XLI


     The following table sets forth, as of March 27, 1998, the ownership of XLI Common Stock by (i) each person who is known by XLI to own of record or beneficially more than five percent of XLI Common Stock, (ii) each of XLI's directors and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. As of March 27, 1998, XLI had approximately 263 stockholders of record.


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

10.41 License and Royalty Agreement dated March 11, 1996, between the Company and Pipeline Associate, Inc. (filed with March 30, 1996 Form 10-QSB)

EXHIBIT
NUMBER                               TITLE
-------                              -----

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 1998.

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

                       NAME                                          CAPACITY                     DATE
                       ----                                          --------                     ----

              /s/ Anthony D. D'Amelio                     President, Chief Executive         April 24, 1998
---------------------------------------------------         Officer
                                                            and Chairman of the Board
                                                            (Principal Executive Officer)

               /s/ James L. Salerno                       Chief Financial Officer,           April 24, 1998
---------------------------------------------------         Treasurer, Secretary
                                                            (Principal Financial Officer)

                /s/ Dr. Joseph Katz                       Director                           April 24, 1998
---------------------------------------------------

               /s/ Vincent J. Spoto                       Director                           April 24, 1998
---------------------------------------------------

              /s/ Dr. Adam L. Carley                      Director                           April 24, 1998
---------------------------------------------------


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

                      XEROGRAPHIC LASER IMAGES CORPORATION

                            STATEMENTS OF CASH FLOWS
                                    (NOTE 1)


                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net loss..............................................  $ (72,283)   $(192,588)   $(223,457)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Inventory write-offs...............................         --       30,516       41,855
     Write-offs of fixed assets.........................         --           --        3,471
     Depreciation and amortization......................     18,713       33,321       73,766
     Issuance of common stock for services rendered.....         --       15,325        7,812
     (Increase) decrease in operating assets:
       Accounts receivable..............................     16,714      258,957     (222,702)
       Inventory........................................         --       24,665       75,821
       Other assets.....................................        933       11,469        6,281
     Increase (decrease) in operating liabilities:
       Accounts payable.................................   (114,473)     (86,882)     118,854
       Deferred revenue.................................    (91,000)     101,000           --
       Accrued expenses.................................    207,978      (27,063)     186,467
       Accrued severance costs..........................    (68,704)    (104,404)    (128,221)
                                                          ---------    ---------    ---------
Net cash provided (used) by operating activities........   (102,122)      64,316      (60,053)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Exercise of stock options.............................      6,532           --           --
  Receipts of notes payable.............................         --      204,500       26,000
  Payments of notes payable.............................         --      (35,500)          --
  Payments under capital lease obligations..............    (11,732)     (12,161)     (43,253)
  Increase (decrease) in cash overdraft.................         --       (1,432)       1,432
                                                          ---------    ---------    ---------
Net cash provided (used) by financing activities........     (5,200)     155,407      (15,821)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash.........................   (107,322)     219,723      (75,874)
Cash at beginning of year...............................    219,723           --       75,874
                                                          ---------    ---------    ---------
Cash at end of year.....................................  $ 112,401    $ 219,723    $      --
                                                          =========    =========    =========
Supplemental disclosure of cash flow information(1):
  Interest paid.........................................  $  19,361    $  45,616    $  20,340


---------------

(1) See Note 12 "Supplementary Cash Flow Information" for noncash investing and financing activities.


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



     On January 29, 1998, certain stockholders of the Company executed a "Plan of Reorganization and Agreement of Merger" (the "Merger Agreement") with OTI Acquisition Corporation, a wholly-owned subsidiary of Pixel Magic, Inc. ("Pixel"). Under the terms of the Merger Agreement, the Company will become a wholly-owned subsidiary of Pixel and the Company's stockholders will receive a cash payment based on the number of shares outstanding at the time of the merger and the conditional right to receive additional cash payments based on the Company meeting certain milestones through December 31, 2000. A majority of the Company's Preferred Stockholders and Common Stockholders, each voting as a separate class, must vote in favor of the Merger Agreement in order for it to be effective. Among other things, the Merger Agreement, once effective, appoints stockholder representatives, adjusts the terms of the Carley Agreement (see note
7), requires the execution of employment agreements and provides for unexercised stock options and warrants. Please refer to the Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 which accompanies these financial statements.


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

Product Warranty Costs


     The Company's warranty period on sales of its board products is generally one year. The Company warrants that its board products are free from defects in workmanship and materials and conform in all material respects to specifications. In the event of a warranty claim, the Company may elect to replace the defective board product or refund to the customer the amount paid for such product. Estimated future costs for initial product warranties are considered immaterial.


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

                      XEROGRAPHIC LASER IMAGES CORPORATION

Net Income (Loss) Per Share



     In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires that earnings per share be calculated on a basic and dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options and warrants would increase the shares outstanding but would not require an adjustment to income as a result of the conversion. For the years ended December 31, 1997 and 1996, options and warrants applicable to 3,410,584 shares and 3,469,790 shares, respectively were anti-dilutive and excluded from the diluted earnings per share computation. The statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior period earnings per share data presented. No restatement was necessary as the adoption of SFAS No. 128 did not impact the Company's earnings per share calculations.


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