Form 10QSB
period 1998-03-31
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1998-05-13
CIK 877937

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549
				 FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.
                      			       --------------

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-11236

	      XEROGRAPHIC LASER IMAGES CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

	 Delaware                                    51-0319174
------------------------------            ----------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


101 Billerica Avenue, 5 Billerica Park, North Billerica, MA          01862
------------------------------------------------------------       ----------
(Address of principal executive offices)                           (Zip Code)

			       (978) 670-5999
	     --------------------------------------------------
	    (Registrant's telephone number, including area code)





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


	  Class                                   Outstanding at May 6, 1998
	 -------                                  --------------------------
Common Stock, $.01 par value
	per share                                           3,574,941 *

Series A Convertible Preferred
	Stock, $.01 par value
	per share                                             315,238


	*Common stock assuming conversion of the outstanding Series A convertible preferred shares equals 4,359,370 shares.

Transitional Small Business Disclosure Format:

	Yes               No   X
	    -----            -----




		      XEROGRAPHIC LASER IMAGES CORPORATION

				     INDEX

                                       								     PAGES

PART I          FINANCIAL INFORMATION

	Item 1  Financial Statements

     		 	Balance Sheets as of March 31, 1998
			     (unaudited) and December 31, 1997                  4

     			Statements of Operations for the three
			     month period ended March 31, 1998 and
			     1997 (unaudited)                                   5

     			Statements of Cash Flows for the three month
			     period ended March 31, 1998 and 1997
			     (unaudited)                                        6

		     	Notes to Financial Statements
  			   (unaudited)                                        7

	Item 2  Management's Discussion and Analysis of
     			 Financial Condition and Results of
			      Operations                                     8-10

PART II         OTHER INFORMATION

	Item 1  Legal Proceedings
	Item 2  Changes in Securities
	Item 3  Defaults Upon Senior Securities
	Item 4  Submission of Matters to a Vote of Security-Holders
	Item 5  Other Information
	Item 6  Exhibits and Reports on Form 8-K                 11

Signature                                                 12


		  Xerographic Laser Images Corporation
			     Balance Sheets

                						                          March 31          December 31
						                                            1998                1997
						                                          ----------        -----------
ASSETS
------
Current assets:
	Cash                                            $39,832         $112,401
	Accounts receivable                              21,627            3,667
						                                         ----------        ---------
	Total current assets                             61,459          116,069
						                                         ----------        ---------
Property and equipment, net                       15,465           16,478
Other assets                                       3,432            3,432
						                                         ----------        ---------
	Total assets                                     80,356          135,979
						                                         ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
	Notes payable                                  $110,000         $     -
	Accounts payable                                363,019          237,873
	Deferred revenue                                     -            10,000
	Accrued expenses                                276,914          286,216
	Accrued payroll                                  85,133          101,705
	Current portion of capital leases                11,731           11,731
						                                         ----------       ---------
	Total current liabilities                       846,798          647,525
						                                         ----------       ---------
Capital lease obligations                          1,049            5,176
Subordinated notes payable                       283,688          283,688
						                                         ----------       ---------
	Total liabilities                             1,131,535          936,390

Stockholder's equity (deficit)
  Series A Preferred stock, $.01 par value;
    authorized 1,000,000 shares; 315,238
    issued and outstanding at March 31, 1998
    and December 31, 1997                          3,152            3,152
  Common stock, $.01 par value; 30,000,000
    shares authorized:  3,574,941 issued and
    outstanding at March 31, 1998 and
    2,039,310 outstanding at December 31, 1997.   35,749           20,393
  Additional paid-in capital                   8,484,033        8,438,278
  Accumulated deficit                         (9,574,114)      (9,262,234)
						                                         ----------       ----------
  Total stockholders' equity (deficit)        (1,051,180)        (800,411)
						                                         ----------       ----------
  Total liabilities and stockholders' equity     $80,356         $135,979
					                                        	 ==========       ==========

The accompanying notes are an integral part of the financial statements.




		      Xerographic Laser Images Corporation
      			   Statements of Operations

				                             Three Months Ended     Three Months Ended
					                                March 31               March 31
					                                  1998                   1997
				                                 (unaudited)             (unaudited)
                          				     -----------------     ------------------

Product revenues                            $2,739              $20,054
Contract and license revenues              141,603              241,667
                                   					 ----------           ----------
    Total revenues                         144,341              261,721

Cost and expenses:
    Cost of product revenues                 2,052               10,795
    Cost of contract and license revenues   34,923               40,932
    Research and development               158,401              112,491
    Sales and marketing                     41,707                7,330
    General and administrative             211,342              145,268
                                   					 ----------           ----------
    Total cost and expenses                448,426              316,816

Loss from operations                      (304,085)             (55,095)

Other income                                   100                4,739
Net interest expense                         7,810                1,725
Provision for Taxes                             85                   -
                                   					 ----------           ----------
Net loss                                 ($311,880)            ($52,081)
					                                    ==========           ==========
Net loss per common share - basic           ($0.11)              ($0.03)

Weighted average common and common
    equivalent shares outstanding-basic  2,807,125            1,778,646



The accompanying notes are an integral part of the financial statements.



		      Xerographic Laser Images Corporation
      			    Statements of Cash Flows


						                                     Three Months Ended  Three Months Ended
						                                         March 31            March 31
							                                          1998                1997
						                                        (unaudited)         (unaudited)
					                                       ------------------   -----------------

Cash flows from operating activities:
	Net loss                                       ($311,880)          ($52,081)
	Adjustments to reconcile net loss to net cash
	Used in operating activities:
	Depreciation and amortization                      1,013              4,678
	(Increase) decrease:
	   Accounts receivable                           (17,960)            13,743
	Increase (decrease):
	   Accounts payable                              125,147             (3,142)
	   Deferred revenues                             (10,000)           (41,667)
	   Accrued expenses                               (9,302)           (94,929)
	   Accrued payroll                               (16,571)                -
	   Accrued severance costs                            -             (22,144)
                                    					       ----------         ----------
Net cash used in operating activities            (239,553)          (195,542)
                                   						       ----------         ----------

Cash flows from financing activities:
	Issuance of common stock                          61,111                 -
	Payments under capital lease obligations          (4,127)            (2,933)
	Issuance of Note Payable                         110,000                 -
                                   						       ----------         ----------
Net cash provided (used) in investing activities  166,984             (2,933)
						                                          ----------         ----------

Net increase (decrease) in cas                    (72,569)          (198,475)
Cash at beginning of period                       112,401            219,723
						                                          ----------         ----------
Cash at end of period                             $39,832            $21,248
						                                          ==========         ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                          $7,810             $1,725


The accompanying notes are an integral part of the financial statements.






 XEROGRAPHIC LASER IMAGES CORPORATION

 Notes to Financial Statements

 March 31, 1998


1. Nature of Business and Basis of Presentation
   ---------------------------------------------
In the first quarter of 1998, the Company continued to focus on the design and development of ASIC and VHDL (Virtual Hardware Description Language) enhancement product offerings for the OEM printer and printer controller market. During 1997 the Company delivered VHDL modules to OEMs and introduced the XLI-2050 ImageChip ASIC (Application Specific Integrated Circuit) that incorporates all of the Company's current enhancement technology into one chip design. The Company hopes to increase revenue through additional licensing of the ImageChip technology and through sales of its ImageChip ASICs to OEMs. The Company's strategy is to become the primary distributor of its ImageChip ASICs rather than solely a licensor of the ImageChip technology. The Company believes that its revenues and gross margins will ultimately be greater from chip sales than from royalties earned pursuant to technology licenses. Production quantities of the ImageChip are planned for the second half of 1998. The Company also plans to add additional engineering resources in 1998 in order to meet the demands from existing and anticipated OEM agreements. This will result in increased research and development costs that may negatively affect cash flow.

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

During the first quarter or 1998, the Company continued working with a licensee on the design and development for a scaling/enhancement ASIC for flat-panel displays. Although this technology is an extension of the Company's
Technology outside the printer market, there are no current plans to market such a product and, if done so, there is no assurance that this product would have market acceptance.

In February 1998, the Company entered into a license agreement with QMS, Inc., (a provider of printing products to end users and printer controllers to OEMs) for the purchase of ImageChips. Including the agreement with QMS, the Company has entered into seven license agreements for its ImageChip Technology to date. The information furnished has been prepared from the Company's accounts without audit. In the opinion of management, all adjustments and accruals (consisting only of normal recurring adjustments), which are necessary for a fair presentation of operating results, are reflected in the accompanying financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's 1997 Form 10-KSB filed with the Securities and Exchange Commission.

2. Net Loss per Common Share
   -------------------------
Net loss per share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations as the effect of their inclusion would be nondilutive.


3. Management's Discussion and Analysis of Financial Condition and
   ---------------------------------------------------------------
Results of Operations
---------------------
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forwarding-looking statements. Except for historical information contained herein, the matters discussed in this section contain potential risks and uncertainties, including, without limitation, risks related to the ability of XLI (hereinafter referred to in this section as the "Company") to successfully develop, test, product and market its proposed products, identify and attract partners to help market its proposed products, identify and attract partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection to cover the Company's proprietary technology; raise capital for future operations and commercialization of its products; and successfully respond to technological changes in the marketplace. The Company will need to complete the pending merger to attract partners in order to exploit its products, and there can be no assurance that the Company will be successful in completing such transactions. Additional information regarding potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission.

Results of Operations

The Company's strategy is to develop core ideas derived from XLI's current technology, then design products incorporating such ideas for production in collaboration with strategic partners.

Revenues for the first quarter of 1998, which ended March 31, 1998 were $144,341, a decrease of approximately 45% from 1997's first quarter revenues of $261,721. Product revenues were $2,739 and contract and license revenues were $141,603 for the first quarter of 1998, as compared to product revenues of $20,054 and contract and license revenues of $241,667 for the same period in 1997.

The Company recorded a net loss of $311,880 for the first quarter of 1998, as compared to a net loss of $52,081 for the same period in 1997. The increase is attributable primarily to the decrease in contract and license revenues of $100,064 and the increase in cost and expenses of $131,610.

The Company's gross margin on total revenue was 75% for the first quarter of fiscal year 1998 compared to 81% for the same period in 1997. The decrease in gross margin was mostly due to the decrease in contract and license revenue of $100,064.

Research and development costs for the three month period ended March 31, 1998 were $158,401 or approximately 110% of revenues as compared to $112,491 or approximately 43% of revenues for the three month period ended March 31, 1997. The increase in 1998 of $45,910 was primarily attributable to the hiring of additional personnel and to associated expenses to support the increase in ASIC and VHDL development activity. The Company's ongoing engineering emphasis continues to be on the development of image enhancement ASICs.

Selling and marketing expenses for the three month period ended March 31, 1998 were $41,707 or approximately 29% of revenues as compared to $7,330 or approximately 3% of revenues for the three month period ended March 31, 1997. The increase of $34,377 is primarily attributable to the hiring of a vice president of marketing and sales in late 1997 and expenses associated with the introduction of the XLI-2050 ImageChip.

General and administrative expenses for the three month period ended March 31, 1998 were $211,342 or approximately 147% of revenues as compared to $145,268 or approximately 50% of revenues for the three month period ended March 31, 1997. The increase of $66,074 is primarily attributable to costs incurred in connection with the proposed merger with OTI Acquisition Corporation.


Liquidity and Capital Resources

At March 31, 1998 the Company had current assets of $61,459, current liabilities of $846,798 and cash of $39,832, resulting in a working capital deficit of $785,339. For the quarter ended March 31, 1998, the Company had a negative cash flow from operations of $239,553.

In connection with the Merger Agreement, XLI and Oak entered into a Promissory Note and Agreement on April 24, 1998 (the "Note and Agreement") pursuant to which Oak Technology, Inc. ("Oak") agrees to advance to XLI such amounts as XLI may request for working capital purposes, up to $500,000. XLI promises to pay to Oak the principal sum of $500,000, or such lesser principal amount, as the case may be, at an interest rate equal to the Prime Rate plus one-half percent. All principal and accrued interest shall be due on August 31, 1998. If the Reorganization Agreement has not closed on or before August 31, 1998, then the principal and accrued interest shall at the option of the Lender either convert to a prepaid royalty under that Technology License and Supply Agreement entered into on October 15, 1997 by and between Pixel Magic, Inc., a Massachusetts corporation and wholly owned subsidiary of Lender, and Borrower or be immediately due and payable. Lender shall provide written notification to Borrower on August 31, 1998, indicating the form of repayment it has chosen.

The Company plans to finance its operations from its available cash and through the working capital line provided by Oak.

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

Item 5. Other Information

       	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      	(a) The following exhibit is filed herewith:

	          Exhibit Number                  Title
	          --------------                 -------
		            10.47                   Promissory Note and Agreement
					                                 dated April 24, 1998 between
					                                 Oak Technology, Inc. and XLI

      	(b) Form 8-K filed by the Company on February 3, 1998 to announce
	          the signing of the Plan of Reorganization and Agreement of Merger
	          by and among Oak Technology, Inc., Pixel Magic, Inc., OTI
	          Acquisition Corporation and Xerographic Laser Images
	          Corporation.








Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               					  Xerographic Laser Images Corporation
												                                        (Company)





Date: May 13, 1997                     By:  /s/ James L. Salerno
      ------------                         -----------------------------
					                                  James L. Salerno, Chief Financial
					                                  Officer (Principal Financial and
					                                  Accounting Officer)