Form 10QSB/A
period 1998-03-31
XEROGRAPHIC LASER IMAGES CORP /DE/
filed 1998-06-10
CIK 877937

SECURITIES AND EXCHANGE COMMISSION
      			   WASHINGTON, D.C.  20549
				            FORM 10-QSB/A

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


Revenues for the first quarter of 1998, which ended March 31, 1998 were $144,341, a decrease of approximately 45% from 1997's first quarter revenues of $261,721. Product revenues were $2,739 and contract and license revenues were $141,603 for the first quarter of 1998, as compared to product revenues of $20,054 and contract and license revenues of $241,667 for the same period in 1997. The decrease in product revenues of $17,315 or approximately 86% was attributable to a reduction in revenues from sales of board products. XLI ceased the production and promotion of its board products in the second half of 1996, and is in the process of selling off its remaining board inventory. XLI expects its board product revenues to continue to decrease in the future.

The decrease in contract and license revenues of $100,064 or approximately 41% was attributable to a reduction in license fees as the Company pursues its strategy to become the primary distributor of its ImageChip ASICs rather than solely a licensor of its technology.

Cost of product revenues for the quarter ended March 31, 1998 was $2,052 as compared to $10,795 for the quarter ended March 31, 1997. The decrease of $8,743 or approximately 81% was attributable to the decrease in product revenue resulting from fewer sales of board products. Cost of contract and license revenues for the quarter ended March 31, 1998 was $34,923 as compared to $40,932 for the quarter ended March 31, 1997. The decrease of $6,009 or approximately 15% was attributable to the decrease in contract and license revenues. The cost of contract and license revenues for the quarter ended March 31, 1998 represents a higher percentage of contract and license revenues than for the quarter ended March 31, 1997 because of increased engineering costs associated with the generation of contract revenues combined with the decrease in license revenue.


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